Form 10-K
period 1993-12-31
HONEYWELL INC
filed 1994-03-08
CIK 48305

1993
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                   FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

 (Mark One)
    [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [ FEE REQUIRED ]

                  For the fiscal year ended December 31, 1993

                                       OR

    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
              EXCHANGE ACT OF 1934 [ NO FEE REQUIRED ]

For the transition period from............................  to................................

                          Commission file number 1-971

                                 HONEYWELL INC.
             (Exact name of registrant as specified in its charter)

                DELAWARE                               41-0415010
    (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)
HONEYWELL PLAZA, MINNEAPOLIS, MINNESOTA                  55408
(Address of principal executive offices)               (Zip Code)

        Registrant's telephone number, including area code 612-951-1000

          Securities registered pursuant to section 12(b) of the act:

                                                 Name of each exchange
          Title of each class                     on which registered
Common Stock, par value $1.50            New York Stock Exchange
  per share
Preferred Stock Purchase Rights          New York Stock Exchange

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___.

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    Based on the closing sales price of $33.125 on March 1, 1994, the aggregate market value of the voting stock held by nonaffiliates of the registrant was $4,303,663,699.

    As of March 1, 1994, the number of shares outstanding of the registrant's common stock, par value $1.50 per share, was 130,676,010 shares.

                  DOCUMENTS INCORPORATED IN PART BY REFERENCE

Incorporated Documents                                    Location in Form 10-K
- --------------------------------------------------------  ---------------------
Honeywell Notice of 1994 Annual Meeting and Proxy               Part III
Statement

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

    Honeywell Inc., a Delaware corporation incorporated in 1927, is a Minneapolis-based international controls corporation that supplies automation and control systems, components, software, products and services for homes and buildings, industry, and space and aviation. The purpose of the company is to develop and apply advanced-technology products, systems and services to conserve energy, improve productivity, protect the environment, enhance comfort and increase safety. Development and modification occur continuously in Honeywell's business as new or improved products and services are introduced, new markets are created or entered, distribution methods are revised, and products and services are discontinued.

                          INDUSTRY SEGMENT INFORMATION

    Honeywell's products and services are classified by management into three industry segments: (i) Home and Building Control, (ii) Industrial Control, and
(iii) Space and Aviation Control. Financial information relating to these industry segments is set forth in Part II, Item 6 at pages 9 and 10.

HOME AND BUILDING CONTROL

    Honeywell's Home and Building Control business provides controls and systems for building automation, energy management, fire and security, as well as thermostats, air cleaners and other environmental controls and services for buildings and homes.

    Honeywell manufactures, markets and installs mechanical, pneumatic, electrical and electronic control products and systems for heating, ventilation and air conditioning in homes and commercial, industrial and public buildings. The systems, which may be generic or specifically designed for each application, may include panels and computers to centralize control of mechanical and electrical functions.

    Honeywell also produces building management systems for commercial buildings, burner and boiler controls, lighting controls, thermostatic radiator valves, pressure regulators for water systems, thermostats, actuators, humidistats, relays, contactors, transformers, air-quality products, and gas valves and ignition controls for homes and commercial buildings. Sales of these products are made directly to original equipment manufacturers, including manufacturers of heating and air conditioning equipment, through wholesalers, distributors, dealers, contractors, hardware stores and home-care centers, and also through the company's nationwide sales and service organization.

    Services provided include indoor air-quality services, central-station burglary and fire protection services for homes and commercial buildings, video surveillance, access control and entry management services for commercial buildings, contract maintenance services for commercial building mechanical and control systems, automated management of building operations for building complexes, energy management services, energy retrofit services and training.

INDUSTRIAL CONTROL

    The Industrial Control business serves the automation and control needs of its worldwide industrial customers as a major supplier of products, systems and services ranging from sensors to integrated systems designed for specific applications.

    Honeywell's Industrial Control segment supplies process control systems and associated software and services to customers in the refining, petrochemical, bulk and fine chemical, pulp-and-paper, electric utility, food and consumer goods, pharmaceutical, metals and transportation markets, as well as other industries. Honeywell also designs and manufactures process instruments, process controllers, recorders, programmers, programmable controllers, transmitters and other field instruments. These products are sold as stand-alone products or integrated into systems. These products are generally used in indicating, recording and automatically controlling process variables.

    Under the MICRO SWITCH trademark, Honeywell manufactures solid-state sensors (position, pressure, airflow, temperature and current), sensor interface devices, manual controls, explosion-proof switches and precision snap-acting switches, as well as proximity, photoelectric and mercury switches and lighted/unlighted push-buttons. These products are used in industrial, commercial, business equipment, and in consumer, medical, automotive, aerospace and computer applications.

    Other products include solenoid valves, optoelectronic devices, fiber-optic systems and components, as well as microcircuits, sensors, transducers and high-accuracy, noncontact measurement and detection products for factory automation, quality inspection and robotics applications.

    Honeywell also furnishes services, including product and component testing, instrument maintenance, repair and calibration, contract services for industrial control equipment and third-party maintenance for CAD/CAM and other industrial control equipment, training, applications service and a range of customer support services.

    Services are generally sold directly to users on a monthly or annual contract basis. Products are customarily sold by Honeywell on a delivered, supervised or installed basis directly to end users, to equipment manufacturers and contractors, or through third-party channels such as distributors and systems houses.

SPACE AND AVIATION CONTROL

    Honeywell's Space and Aviation Control business supplies avionics for the commercial, military and space markets. The company designs, manufactures, services and markets a variety of sophisticated electronic control systems and components that are used on commercial and business aircraft, military aircraft and spacecraft.

    Products manufactured for aircraft use include ring laser gyro-based inertial reference systems, navigation and guidance systems, flight control systems, flight management systems, inertial sensors, air data computers, radar altimeters, automatic test equipment, cockpit display systems and other communication and flight instrumentation.

    Honeywell products and services have been involved in every major U.S. space mission since the mid-1960s. Products include guidance systems for launch and re-entry vehicles, flight and engine control systems for manned spacecraft, precision components for strategic missiles and on-board data processing. Other products include spacecraft attitude and positioning systems, and precision pointing and isolation systems.

    Space  and  Aviation  Control  products  are  sold  through  an   integrated
international marketing organization, with customer service centers providing international service for commercial and business aviation users.

OTHER PRODUCTS

    Products and services not included in the foregoing segment information are described below.

    Honeywell provides systems analysis and applied research and development on systems and products, including space systems technology, application software, sensors and artificial intelligence. The company is involved in the design and development of gallium arsenide integrated circuits and the development of very high-speed integrated circuit (VHSIC) technology.

    Solid State Electronics Center, a semiconductor facility in Minnesota, designs and manufactures integrated circuits for Honeywell and its government customers.

    Honeywell, through its Aerospace and Defense Group in Germany, develops, markets and sells to European countries, among other things, military avionics and electro-optic devices for flight control and nautical systems, including sonar transducers and echo sounders.

                              GENERAL INFORMATION

RAW MATERIALS

    Honeywell experienced no significant or unusual problems in the purchase of raw materials and commodities in 1993. Although it is impossible to predict what effects shortages or price increases may have in the future, at present management has no reason to believe a shortage of raw materials will cause any material adverse impact during 1994.

PATENTS, TRADEMARKS, LICENSES AND DISTRIBUTION RIGHTS

    Honeywell owns, or is licensed under, a large number of patents, patent applications and trademarks acquired over a period of many years, which relate to many of its products or improvements thereon and are of importance to its business. From time to time, new patents and trademarks are obtained and patent and trademark licenses and rights are acquired from others. In addition, Honeywell has distribution rights of varying terms in a number of products and services produced by other companies. In the judgment of management, such rights are adequate for the conduct of the business being done by Honeywell. See Item 3 at page 7 for information concerning litigation in which Honeywell is involved relating to patents.

SEASONALITY

    Although Honeywell's business is not seasonal in the traditional sense, revenues and earnings have tended to concentrate to some degree in the fourth quarter of each calendar year, reflecting the tendency of customers to increase ordering and spending for capital goods late in the year.

MAJOR CUSTOMER

    Approximately 4 percent of Honeywell's total sales for 1993 was attributable to sales of products and services to the United States government as a prime contractor or subcontractor, the majority of which are described under the heading "Space and Aviation Control" on page 2. Such business is significant because of its volume and its contribution to Honeywell's technical capabilities, but Honeywell's dependence upon individual programs is minimized by the large variety of products and services it provides. Contracts and subcontracts for all of such sales are subject to the standard provisions permitting the government to terminate for convenience or default.

BACKLOG

    The total dollar amount of backlog of Honeywell's orders believed to be firm was approximately $3,128 million at December 31, 1993, and $3,603 million at December 31, 1992. All but approximately $481 million of the 1993 backlog is expected to be delivered within the current fiscal year. Backlog is not a reliable indicator of Honeywell's future revenues because a substantial portion of backlog represents the value of orders that are cancelable at the customer's option.

COMPETITION

    Honeywell is subject to active competition in substantially all products and services. Competitors generally are engaged in business on a nationwide or an international scale. Honeywell is the largest producer of control systems and products used to regulate and control heating and air conditioning in commercial buildings, and of systems to control industrial processes worldwide. Honeywell is also a leading supplier of commercial aviation, space and avionics systems. Honeywell's automation and control businesses compete worldwide, supported by a strong distribution network with manufacturing and/or marketing capabilities, for at least a portion of these businesses, in 95 countries.

    Competitive conditions vary widely among the thousands of products and services provided by Honeywell, and vary as well from country to country. Markets, customers and competitors are becoming more international in outlook. In those areas of environmental and industrial components and controls where sales are primarily to equipment manufacturers, price/performance is probably the most significant competitive factor, but customer service and applied technology are also important. Competition is increasingly being applied to government procurements to improve price and product performance. In service businesses, quality, reliability and promptness of service are the most important competitive factors. Service must be offered from many areas because of the localized nature of such business. In engineering, construction, consulting and research activities, technological capability and a record of proven reliability are generally the principal competitive factors. Although in a small number of highly specialized products and services Honeywell may have relatively few significant competitors, in most markets there are many competitors.

RESEARCH AND DEVELOPMENT

    During 1993 Honeywell spent approximately $742.2 million on research and development activities, including $404.8 million in customer-funded research, relating to the development of new products or services, or the improvement of existing products or services. Honeywell spent $703.1 million in 1992 and $674.2 million in 1991 on research and development activities, including $390.5 million and $373.5 million, respectively, in customer-funded research. No single product or service accounted for a material portion of Honeywell's research and development expenditures.

ENVIRONMENTAL PROTECTION

    Compliance with current federal, state and local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had, and in the opinion of management will not have, a material effect upon Honeywell's capital expenditures, earnings or competitive position. See Item 7 at page 13 for further information concerning environmental matters.

EMPLOYEES

    Honeywell employed approximately 52,300 persons in total operations as of December 31, 1993.

GEOGRAPHIC AREAS

    Honeywell engages in material operations in foreign countries. A large majority of Honeywell's foreign business is in Western Europe, Canada and the Asian Pacific Rim.

    Although there are risks attendant to foreign operations, such as potential nationalization of facilities, currency fluctuation and restrictions on movement of funds, Honeywell has taken action reasonably calculated to mitigate such risks.

    Financial information related to geographic areas is included in Note 18 to the financial statements in Part II, Item 8 at page 36.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

                                                                                           POSITION        AGE AT
          NAME                                        OFFICE                              HELD SINCE       3/1/94
- -------------------------  ------------------------------------------------------------  -------------  -------------
M. R. Bonsignore (1)       Chairman of the Board and Chief Executive Officer                    1993             52
D. L. Moore (2)            President and Chief Operating Officer                                1993             57
J. R. Dewane (3)           President, Space & Aviation Control                                  1993             59
E. D. Grayson (4)          Vice President and General Counsel                                   1992             55
J. J. Grierson (5)         Vice President, Business Development                                 1992             51
W. M. Hjerpe (6)           Vice President and Controller                                        1992             42
E. T. Hurd (7)             President, Industrial Control                                        1993             55
M. L. Jackson (8)          Senior Vice President, Marketing and Administration                  1993             51
J. J. Renier (9)           Chairman, Executive Committee                                        1993             64
J.-P. Rosso (10)           President, Home and Building Control                                 1993             53
W. L. Trubeck (11)         Senior Vice President and Chief Financial Officer                    1993             47
C. L. Vignali (12)         Senior Vice President, Operations                                    1993             59
    Officers are elected by the Board of  Directors to terms of one year  and until their successors are elected  and qualified.

- ------------------------
 (1) Mr. Bonsignore was elected to this position on February 16, 1993, effective April 20, 1993. For more than five years prior thereto he was an executive officer of the company.
 (2) Dr. Moore was elected to this position on February 16, 1993, effective April 20, 1993. From November 1990 to April 1993, he was Executive Vice President and Chief Operating Officer, Space and Aviation, and Industrial. From May 1989 to November 1990, he was President, Space and Aviation. Prior thereto, he was Group Vice President of Honeywell's Commercial Flight Systems Group since joining Honeywell when it acquired the Sperry Aerospace Group in December 1986.
 (3) Mr. Dewane was elected to this position on April 20, 1993, effective March 15, 1993. From April 1989 to March 1993, he was Group Vice President of Honeywell's Commercial Flight Systems Group. From December 1987 to March 1989 he was Vice President and Group Executive of Honeywell's Military Aviation Controls Group.
 (4) Mr. Grayson was elected to this position on April 21, 1992, effective April 1, 1992, when he joined the company. For more than five years prior thereto, he was Senior Vice President, General Counsel, Corporate Secretary and Clerk of Wang Laboratories.
 (5) Mr. Grierson was elected to this position on February 18, 1992, effective March 1, 1992. For more than five years prior thereto he was an executive officer of the company.
 (6) Mr. Hjerpe was elected to this position on February 18, 1992, effective March 1, 1992. From July 1990 to February 1992, he was Vice President and Treasurer of the company. From March 1989 to June 1990, he was Vice President of Finance and Administration for Home and Building and Defense and Marine Business.
 (7) Mr. Hurd was appointed to this position on December 20, 1991, effective January 1, 1992, and elected an executive officer of the company on April 20, 1993, effective April 26, 1993. From January 1991 to December 1991, he was Vice President and Group Executive of Honeywell's Industrial Automation and Control Group. From October 1989 to December 1990, he was Vice

      President  and General  Manager of  Honeywell's Industrial  Automation and
      Control Division.  From  November 1988  to  September 1989,  he  was  Vice
      President and General Manager of Honeywell's Industrial Automation Systems
      Division.
 (8)  Mr.  Jackson was  elected to  this position  on April  20, 1993, effective
      April 26,  1993. From  January 1992  to  April 1993,  he was  Senior  Vice
      President,  Development  and  Customer Alliances.  From  December  1987 to
      December 1991, he  was Vice  President and  General Manager  of Sales  and
      National Accounts for Honeywell's Commercial Building Group.
 (9) Dr.  Renier was  elected to this  position on February  16, 1993, effective
     April 20,  1993. For  more than  five  years prior  thereto, he  was  Chief
     Executive Officer of the company, and from December 1988 to April 1993 served as Chairman of the Board of Directors.
(10) Mr. Rosso was appointed  to this position on  December 20, 1991,  effective
     January  1, 1992, and elected an executive  officer of the company on April
     20, 1993, effective April 26, 1993. From January 1987 to December 1991, he was President of Honeywell Europe.
(11) Mr.  Trubeck was elected to this position  on June 15, 1993, effective June
     1, 1993.  From February  1991 to  March 1993,  he was  Chief Financial  and
     Administrative  Officer for White & Case,  an international law firm in New
     York. From November 1990 to January 1991 he was self-employed as a consultant. From March 1989 to October 1990 he was Executive Vice President of Finance and Chief Financial Officer for NWA Inc. and Northwest Airlines.
(12) Mr. Vignali was elected to this position on April 20, 1993, by the Board of Directors, effective April 26, 1993. From June 1987 to April 1993, he was
     Vice President and Group Executive of Honeywell's Space Systems Group.

ITEM 2.  PROPERTIES

    Honeywell and its subsidiaries operate facilities worldwide comprising approximately 20,340,000 square feet of space for use as manufacturing, office and warehouse space, of which approximately 12,438,600 square feet is owned and approximately 7,901,400 square feet is leased. The facilities used by Honeywell are adequate and suitable for the purposes they serve.

    Facilities allocated for corporate use in the United States, including sales offices, comprise approximately 3,379,000 square feet of space, of which approximately 1,512,200 square feet is owned and approximately 1,866,800 square feet is leased. These figures include Honeywell's principal executive offices in Minneapolis, Minnesota which comprise approximately 957,400 square feet, all of which is owned.

    A summary of properties held by each segment of Honeywell is set forth below, showing major plants, their location, size and type of holding. The descriptions include approximately 232,400 square feet of space owned or leased by Honeywell's operations in the United States that has been leased or subleased to third parties. In addition, approximately 4,628,100 square feet of previously leased space in the United States is under assignment to third parties (including 2,851,700 square feet, 451,400 square feet and 102,600 square feet which is assigned to Alliant Techsystems Inc., Federal Systems Inc. and Bull HN Information Systems, Inc., respectively, all of which were formerly affiliates of the company).

HOME AND BUILDING CONTROL

    Home and Building Control occupies approximately 2,402,000 square feet of space for operations in the United States, of which approximately 1,887,900 square feet is owned and approximately 514,100 square feet is leased.

    Outside the United States, Home and Building Control operations occupy approximately 3,204,900 square feet, of which approximately 1,670,100 square feet is owned and approximately 1,534,800 square feet is leased. Principal facilities operated outside the United States are located in Canada, Germany, The Netherlands, the United Kingdom and Australia.

    Facilities in the United States comprising 300,000 square feet or more are listed below.

                               MAJOR USE OF      APPROXIMATE   OWNED OR
         LOCATION                FACILITY        SQUARE FEET    LEASED
- --------------------------  -------------------  ------------  ---------
Arlington Heights, Ill.     Manufacturing            494,600   Owned
Golden Valley, Minn.        Manufacturing          1,185,300   Owned

INDUSTRIAL CONTROL

    Industrial Control occupies approximately 3,320,300 square feet of space for operations in the United States, of which approximately 2,233,200 square feet is owned and approximately 1,087,100 square feet is leased.

    Outside the United States, Industrial Control operations occupy approximately 2,228,500 square feet, of which approximately 862,200 square feet is owned and approximately 1,366,300 square feet is leased. Principal facilities operated outside the United States are located in the United Kingdom, Australia, Canada, Switzerland, France, Germany, Belgium and The Netherlands.

    Facilities in the United States comprising 300,000 square feet or more are listed below.

                               MAJOR USE OF      APPROXIMATE   OWNED OR
         LOCATION                FACILITY        SQUARE FEET    LEASED
- --------------------------  -------------------  ------------  ---------
Freeport, Ill.              Manufacturing            316,000   Owned
Ft. Washington, Pa.         Manufacturing            411,400   Leased
Phoenix, Az.                Manufacturing            550,000   Owned

SPACE AND AVIATION CONTROL

    Space and Aviation Control occupies approximately 5,244,500 square feet of space for operations in the United States, of which approximately 3,819,100 square feet is owned and approximately 1,425,400 square feet is leased.

    Outside the United States, Space and Aviation Control operations occupy approximately 540,300 square feet, of which approximately 433,400 square feet is owned and approximately 106,900 square feet is leased. Principal facilities operated outside the United States are located in Canada, the United Kingdom and Singapore.

    Facilities in the United States comprising 300,000 square feet or more are listed below.

                               MAJOR USE OF      APPROXIMATE   OWNED OR
         LOCATION                FACILITY        SQUARE FEET    LEASED
- --------------------------  -------------------  ------------  ---------
Phoenix, Ariz.              Manufacturing            939,000   Owned
St. Louis Park, Minn.       Manufacturing            559,000   Owned
Albuquerque, N.M.           Office                   526,600   Owned
Minneapolis, Minn.          Manufacturing            525,100   Owned
Clearwater, Fla.            Manufacturing            914,800   Owned
St. Petersburg, Fla.        Manufacturing            304,000   Leased

OTHER

    Honeywell operations not included in the foregoing segment information occupy approximately 20,500 square feet of space in areas outside the United States, all of which is owned.

ITEM 3.  LEGAL PROCEEDINGS

    On March 13, 1990, Litton Systems Inc. filed suit against Honeywell in U.S. District Court, Central District of California, alleging Honeywell patent infringement relating to the process used by Honeywell to coat mirrors incorporated in its ring laser gyroscopes; attempted monopolization by Honeywell of certain alleged markets for products containing ring laser gyroscopes; and intentional interference by Honeywell with Litton's prospective advantage in European markets and with its contractual relationships with Ojai Research, Inc., a California corporation. Honeywell has filed counterclaims against Litton alleging, among other things, violations by Litton of various antitrust laws including attempted monopolization of markets for inertial systems and interference with Honeywell's relationships with suppliers.

    The trial of the patent infringement and intentional interference claims commenced June 4, 1993, and on August 31, 1993, a federal court jury in U.S. District Court in Los Angeles returned a verdict against Honeywell on each of these claims and awarded damages in the amount of $1.2 billion and concluded that the patent infringement was willful. Honeywell believes the verdict is unsupported by the facts; that the Litton patent is invalid; and that Honeywell's process differs from Litton's. The judge in the case held a hearing November 22, 1993, on various issues including, among others, Honeywell's claims that the patent was improperly obtained due to alleged "inequitable conduct" on the part of Litton and Honeywell's other legal and equitable defenses. The court has not yet entered a judgment. The trial will conclude when the court has resolved legal issues that could alter or eliminate the jury verdict. Honeywell will evaluate the outcome of the trial, including appealing any significant judgment against the company. No trial date has been set for the antitrust claims of Litton and Honeywell.

    The court has yet to rule on significant, complex and interrelated issues that could alter or eliminate the jury verdict; therefore, Honeywell and its counsel have determined that it is not possible to estimate the amount of damages, if any, that may ultimately be incurred. As a result, no provision has been made in the financial statements with respect to this contingent liability.

    Honeywell is a party to other various claims, legal and governmental proceedings, including claims relating to previously reported environmental matters. It is the opinion of management that losses in connection with these matters and the resolution of the environmental claims will not have a material effect on income.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the fourth quarter of 1993.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The principal U.S. market for Honeywell's common stock is The New York Stock Exchange. The high and low sales prices for the stock as reported by the consolidated transaction reporting system, of the two most recent fiscal years is set forth in Part II, Item 8 at page 41.

    In November  1990, as  part of  Honeywell's program  to enhance  shareholder value, the company authorized the repurchase of up to 4 million shares of its common stock in open market transactions. In 1991, Honeywell repurchased 4 million shares under this program. In November 1991, the Board of Directors authorized the repurchase of additional shares during the next five years for an amount not to exceed $600 million. In 1991, 1992 and 1993, $3 million, $189 million and $240 million, respectively, of share repurchases were made under this program.

    Stockholders of record on March 1, 1994 totaled 33,159, excluding individual participants in security position listings.

ITEM 6.  SELECTED FINANCIAL DATA

                          HONEYWELL INC. AND SUBSIDIARIES
           (DOLLARS AND SHARES IN MILLIONS EXCEPT PER SHARE AMOUNTS)

                                                                1993        1992        1991        1990        1989        1988
                                                              --------    --------    --------    --------    --------    --------
Results of Operations
  Sales...................................................    $5,963.0    $6,222.6    $6,192.9    $6,309.1    $6,058.6    $5,857.0
                                                              --------    --------    --------    --------    --------    --------
  Cost of sales...........................................     4,019.6     4,195.3     4,185.1     4,308.7     4,172.5     4,258.8
  Research and development................................       337.4       312.6       300.7       279.6       283.5       288.9
  Selling, general and administrative.....................     1,075.7     1,196.8     1,150.9     1,170.0     1,127.9     1,151.9
  Litigation settlements and special charges..............        18.6      (159.5)
  Discontinuance of product lines.........................                                                                   150.8
  Provision for restructuring activities..................                                                        81.6       101.9
  Interest -- net.........................................        51.0        58.5        61.4        67.6        90.3       217.1
  Gain on sale of assets..................................                                           (21.7)     (340.1)      (33.7)
  Equity income...........................................       (17.8)      (15.8)      (14.6)      (11.5)      (33.0)       (9.8)
                                                              --------    --------    --------    --------    --------    --------
                                                               5,484.5     5,587.9     5,683.5     5,792.7     5,382.7     6,125.9
                                                              --------    --------    --------    --------    --------    --------
  Income (loss) from continuing operations before income
   taxes..................................................       478.5       634.7       509.4       516.4       675.9      (268.9)
  Provision for income taxes..............................       156.3       234.8       178.3       144.6       125.6       212.6
                                                              --------    --------    --------    --------    --------    --------
  Income (loss) from continuing operations................       322.2       399.9       331.1       371.8       550.3      (481.5)
  Income from discontinued operations.....................                                            10.1        53.8        46.6
  Extraordinary item......................................                    (8.6)
  Cumulative effect of accounting changes.................                  (144.5)
                                                              --------    --------    --------    --------    --------    --------
  Net income (loss).......................................    $  322.2    $  246.8    $  331.1    $  381.9    $  604.1    $ (434.9)
                                                              --------    --------    --------    --------    --------    --------
                                                              --------    --------    --------    --------    --------    --------
Earnings (Loss) Per Common Share
  Continuing operations...................................    $   2.40    $   2.88    $   2.35    $   2.45    $   3.23    $  (2.83)
  Discontinued operations.................................                                            0.07        0.32        0.27
  Extraordinary item......................................                   (0.06)
  Cumulative effect of accounting changes.................                   (1.04)
                                                              --------    --------    --------    --------    --------    --------
  Net income (loss).......................................    $   2.40    $   1.78    $   2.35    $   2.52    $   3.55    $  (2.56)
                                                              --------    --------    --------    --------    --------    --------
                                                              --------    --------    --------    --------    --------    --------
Cash Dividends Per Common Share...........................    $   0.91    $   0.84    $   0.77    $   0.70    $   0.57    $   0.53
Financial Position
  Current assets..........................................    $2,550.2    $2,707.8    $2,698.9    $2,582.2    $2,800.7    $2,576.3
  Current liabilities.....................................     1,856.1     1,969.2     2,095.0     2,175.1     2,415.8     2,286.9
                                                              --------    --------    --------    --------    --------    --------
  Working capital.........................................    $  694.1    $  738.6    $  603.9    $  407.1    $  384.9    $  289.4
                                                              --------    --------    --------    --------    --------    --------
                                                              --------    --------    --------    --------    --------    --------
  Short-term debt.........................................    $  187.9    $  188.4    $  168.4    $  109.0    $  145.6    $  314.8
  Long-term debt..........................................       504.0       512.1       639.8       616.3       692.5       800.7
                                                              --------    --------    --------    --------    --------    --------
  Total debt..............................................       691.9       700.5       808.2       725.3       838.1     1,115.5
  Stockholders' equity....................................     1,773.0     1,790.4     1,850.8     1,696.9     1,918.2     1,731.3
                                                              --------    --------    --------    --------    --------    --------
  Capitalization..........................................    $2,464.9    $2,490.9    $2,659.0    $2,422.2    $2,756.3    $2,846.8
                                                              --------    --------    --------    --------    --------    --------
                                                              --------    --------    --------    --------    --------    --------
Sales
  Home and Building Control...............................    $2,424.3    $2,393.6    $2,249.1    $2,196.7    $2,076.8    $2,036.2
  Industrial Control......................................     1,691.5     1,743.9     1,626.8     1,653.5     1,491.4     1,400.2
  Space and Aviation Control..............................     1,674.9     1,933.1     2,132.3     2,071.3     2,004.1     1,839.6
  Other...................................................       172.3       152.0       184.7       387.6       486.3       581.0
                                                              --------    --------    --------    --------    --------    --------
                                                              $5,963.0    $6,222.6    $6,192.9    $6,309.1    $6,058.6    $5,857.0
                                                              --------    --------    --------    --------    --------    --------
                                                              --------    --------    --------    --------    --------    --------

           (DOLLARS AND SHARES IN MILLIONS EXCEPT PER SHARE AMOUNTS)

                                                                1993        1992        1991        1990        1989        1988
                                                              --------    --------    --------    --------    --------    --------
Operating Profit (1)(2)(3)
  Home and Building Control...............................    $  232.7    $  193.4    $  229.1    $  237.0    $  225.1    $  216.1
  Industrial Control......................................       189.7       156.9       224.0       219.5       136.8       119.4
  Space and Aviation Control..............................       148.1       175.8       226.1       200.4       111.5      (141.9)
  Other...................................................        (1.8)       (9.5)       (3.1)       18.8        20.8       (51.6)
  Discontinuance of product lines (4).....................                                                                  (150.8)
                                                              --------    --------    --------    --------    --------    --------
  Total operating profit (loss)...........................       568.7       516.6       676.1       675.7       494.2        (8.8)
  Interest expense........................................       (68.0)      (89.9)      (89.4)     (106.0)     (135.2)     (254.1)
  Litigation settlements..................................        32.6       287.9
  Gain on sale of assets..................................                                            21.7       340.1        33.7
  Equity income...........................................        17.8        15.8        14.6        11.5        33.0         9.8
  General corporate expense...............................       (72.6)      (95.7)      (91.9)      (86.5)      (56.2)      (49.5)
                                                              --------    --------    --------    --------    --------    --------
  Income (loss) before income taxes.......................    $  478.5    $  634.7    $  509.4    $  516.4    $  675.9    $ (268.9)
                                                              --------    --------    --------    --------    --------    --------
                                                              --------    --------    --------    --------    --------    --------
Assets
  Home and Building Control...............................    $1,327.3    $1,302.4    $1,282.8    $1,228.7    $1,202.1    $1,181.5
  Industrial Control......................................     1,059.8     1,057.5     1,001.7       955.3       937.5       896.6
  Space and Aviation Control..............................     1,219.6     1,403.6     1,594.5     1,684.7     1,701.8     1,812.5
  Corporate and Other.....................................       991.4     1,106.6       927.7       877.5     1,158.7       868.7
  Discontinued operations.................................                                                       258.1       222.7
                                                              --------    --------    --------    --------    --------    --------
                                                              $4,598.1    $4,870.1    $4,806.7    $4,746.2    $5,258.2    $4,982.0
                                                              --------    --------    --------    --------    --------    --------
                                                              --------    --------    --------    --------    --------    --------
Additional information
  Average number of common shares outstanding.............       134.2       138.5       140.9       151.8       170.4       170.3
  Return on average stockholders' equity..................        18.4%       13.8%       19.2%       20.6%       33.5%       Loss
  Stockholders' equity per common share...................    $  13.48    $  13.10    $  13.25    $  11.99    $  11.99    $  10.04
  Percent of debt to total capitalization.................          28%         28%         30%         30%         30%         39%
  Research and development
    Honeywell-funded......................................    $  337.4    $  312.6    $  300.7    $  279.6    $  283.5    $  288.9
    Customer-funded.......................................       404.8       390.5       373.5       417.5       460.9       388.9
  Capital expenditures....................................       232.1       244.1       240.2       251.5       268.0       292.4
  Depreciation............................................       235.3       242.8       238.5       236.1       247.8       258.4
  Employees at year end...................................      52,300      55,400      58,200      60,300      65,300      70,900

- --------------------------
(1) Operating profit is net of special charges amounting to $51.2 and $128.4 in 1993 and 1992, respectively, (see Note 3 to Financial Statements) as follows: Home and Building Control -- $9.9 and $42.7; Industrial Control -- $9.0 and $38.6; Space and Aviation Control -- $7.4 and $34.9; Other -- $16.4 and $2.6; and General Corporate Expense -- $8.5 and $9.6.
(2) Operating profit is net of the additional operating expense impact of adopting SFAS 106 (see Note 17 to Financial Statements) and SFAS 112 (see
      Note 1 to Financial Statements) amounting to $16.4 and $3.8, respectively, in 1992 as follows: Home and Building Control -- $4.3 and $1.0; Industrial Control -- $4.0 and $0.9; Space and Aviation Control -- $7.0 and $1.6; Other -- $0.5 and $0.1; and General Corporate Expense -- $0.6 and $0.2.
(3) Operating profit is net of provision for restructuring activities amounting to $81.6 and $101.9 in 1989 and 1988, respectively, as follows:
      Home and Building Control -- $28.4 and $22.5; Industrial Control -- $32.7 and $9.3; Space and Aviation Control -- $12.1 and $27.6; Other -- $3.1 and $27.2; and General Corporate Expense -- $5.3 and $15.3.
(4) Operating profit includes provision for discontinuance of product lines amounting to $150.8 in 1988 as follows: Home and Building Control -- $(31.1); Industrial Control -- $4.8; Space and Aviation Control -- $23.8; and Other -- $153.3.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   OPERATIONS

SALES

    Honeywell's 1993 sales were $5.963 billion, compared with $6.223 billion in 1992 and $6.193 billion in 1991. Both U.S. and international sales declined from 1992. U.S. sales of $3.895 billion were down 3 percent primarily due to a continuing cyclical downturn in the Space and Aviation Control commercial aviation market. International sales, which represent 35 percent of total sales, declined 6 percent from 1992 to $2.068 billion. The international sales decline was the result of negative currency effects as the dollar strengthened an average of 9 percent against local currencies in countries where Honeywell does business. This decline was partially offset by positive sales growth of 4 percent measured in local currency. U.S. export sales, including exports to foreign affiliates, were $769 million in 1993, compared with $830 million in 1992 and $808 million in 1991.

COST OF SALES

    Cost of sales was $4.020 billion in 1993, or 67.4 percent of sales, compared with $4.195 billion (67.4 percent) in 1992 and $4.185 billion (67.6 percent) in 1991. Cost as a percentage of sales remained flat for 1993 during a period of tough competitive markets and stagnation for a majority of economic sectors. Honeywell remains committed to efforts to reduce operating costs and improve margins.

RESEARCH AND DEVELOPMENT

    Honeywell spent $337 million, or 5.7 percent of sales, on research and development in 1993, compared with $313 million (5.0 percent) in 1992 and $301 million (4.9 percent) in 1991. Honeywell also received $405 million in funds for customer-funded research and development in 1993, compared with $390 million in 1992 and $373 million in 1991. The higher R&D percentage in 1993 reflects significant investments in next-generation technologies. The company expects to return to approximately the same rate of R&D spending in 1994 as in 1992.

OTHER EXPENSES AND INCOME

    Selling, general and administrative expenses were $1.076 billion in 1993, or
18.0 percent of sales, compared with $1.197 billion (19.2 percent) in 1992 and $1.151 billion (18.6 percent) in 1991. Excluding royalties from autofocus licensing agreements (see Note 3 to Financial Statements on page 25), the percent of sales would have been 18.6 percent and 19.5 percent in 1993 and 1992, respectively. The higher percentage in 1992 was due to increased international selling expenses.

    On April 16, 1993, Honeywell announced the settlement of its lawsuits against the Unisys Corporation and other parties in connection with Honeywell's 1986 purchase of the Sperry Aerospace Group. Honeywell received $70 million in cash and notes, and recorded a gain of $22 million, or $14 million ($0.10 per share) after income taxes, to offset previously incurred costs associated with the matter (see Note 3 to Financial Statements on page 25).

    In April 1987, Honeywell filed suit against Minolta Camera Co. alleging that Minolta autofocus cameras infringe Honeywell patents. Subsequently, Honeywell filed similar suits against other major camera manufacturers that employ autofocus technology. In March 1992, following a jury award in Honeywell's favor, Minolta agreed to pay Honeywell $127 million in settlement of the damages and Honeywell's claims for interest and legal fees. In addition to the Minolta settlement, agreements were reached with various camera manufacturers for their use of Honeywell's patented automatic focus camera technology. The total of all autofocus settlements recorded, after associated expenses, was $10 million, or $6 million ($0.05 per share) after income taxes, in 1993 and $288 million, or $171 million ($1.24 per share) after income taxes, in 1992. The pre-tax gains from litigation settlements are included in litigation settlements and special charges on the income statement.

    Also included in litigation settlements and special charges are provisions for special charges of $51 million, or $29 million ($0.22 per share) after income taxes, in 1993 and $128 million, or $85 million ($0.62 per share) after income taxes, in 1992. The 1993 charges were the result of implementing programs to improve productivity and reduce costs in each of Honeywell's business segments. Charges in 1992 were made to appropriately size the Space and Aviation Control business segment to current market conditions and to reposition the Home and Building Control and Industrial Control business segments to capitalize on emerging market opportunities. The special charges include provisions for work-force reductions, worldwide facilities consolidation and organizational changes in both 1993 and 1992.

    Net interest expense was $51 million in 1993, $59 million in 1992 and $61 million in 1991. In 1992, Honeywell reduced total debt by $108 million, including redemption of high-coupon, long-term debt.

    Earnings   of  companies   owned  20   percent  to   50  percent  (primarily
Yamatake-Honeywell), which are accounted for using the equity method, were $18 million in 1993, $16 million in 1992 and $15 million in 1991.

INCOME TAXES

    The provision for income taxes was $156 million in 1993, compared with $235 million in 1992 and $178 million in 1991. The enactment by Congress of the Omnibus Budget Reconciliation Act of 1993, which raised the U.S. federal statutory income tax rate for corporations from 34 percent to 35 percent retroactive to January 1, 1993, did not have a material impact on the 1993 provision but did result in the recognition of a one-time gain of $9 million ($0.07 per share) in 1993 from the revaluation of deferred tax assets. Further information about income taxes is provided in Note 4 to Financial Statements on page 25.

EXTRAORDINARY ITEM

    In 1992, Honeywell recorded an extraordinary loss of $14 million, or $9 million ($0.06 per share) after income taxes, as a result of early debt redemptions that required the payment of premiums and the recognition of unamortized discounts and deferred costs. These redemptions were undertaken as part of Honeywell's efforts to reduce its debt and manage its interest-rate exposure.

ACCOUNTING CHANGES

    In 1992, Honeywell adopted three new Statements of Financial Accounting Standards. Statement of Financial Accounting Standards No. 106 (SFAS 106), "Employers' Accounting for Postretirement Benefits Other Than Pensions," required recognition of the expected cost of providing postretirement benefits over the time employees earn these benefits. Before adopting SFAS 106, Honeywell recognized the costs of providing these benefits on a pay-as-you-go basis by expensing the cost in the year the benefit was provided. The cumulative effect of adopting SFAS 106 at January 1, 1992, was a charge to income of $244 million, or $151 million ($1.09 per share) after income taxes. The operating impact of adopting SFAS 106 for 1992 was additional expense of $16 million, or $11 million ($0.08 per share) after income taxes.

    Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes," allowed consideration of future events in assessing the likelihood that tax benefits will be realized in future tax returns. The cumulative effect of adopting SFAS 109 at January 1, 1992, was an increase in income of $31 million ($0.23 per share) resulting from Honeywell's ability to recognize additional deferred tax assets.

    Statement of Financial Accounting Standards No. 112 (SFAS 112), "Employers' Accounting for Postemployment Benefits," required that the estimated cost of providing postemployment benefits be recognized on an accrual basis. The cumulative effect of adopting SFAS 112 at January 1, 1992, was a charge to income of $40 million, or $25 million ($0.18 per share) after income taxes. The operating impact of adopting SFAS 112 for 1992 was additional expense of $4 million, or $2 million ($0.02 per share) after income taxes.

NET INCOME

    Honeywell's net income was $322 million ($2.40 per share) in 1993, compared with $247 million ($1.78 per share) in 1992 and $331 million ($2.35 per share) in 1991. Net income in 1993 includes an after-tax gain from litigation settlements, after associated expenses, of $20 million ($0.15 per share); an after-tax provision for special charges of $29 million ($0.22 per share); and a gain of $9 million ($0.07 per share) from the revaluation of deferred tax
assets.  Net  income  in  1992  includes  an  after-tax  gain  from   litigation
settlements, after associated expenses, of $171 million ($1.24 per share); an after-tax provision for special charges of $85 million ($0.62 per share); an extraordinary loss after income taxes of $9 million ($0.06 per share) from the early redemption of long-term debt; and an after-tax reduction of $145 million ($1.04 per share) for the cumulative effect of accounting changes. Net income in 1992 also included the operating impact of SFAS 106 and SFAS 112, or an after-tax expense of $13 million ($0.10 per share).

RETURN ON EQUITY AND INVESTMENT

    Return on equity was 18.4 percent in 1993, 13.8 percent in 1992 and 19.2 percent in 1991. Return on investment was 14.6 percent in 1993, 11.8 percent in 1992 and 15.4 percent in 1991. The adoption of SFAS 106 and SFAS 112 significantly reduced ROE and ROI in 1992.

CURRENCY

    The U.S. dollar strengthened an average of 9 percent in 1993 compared with 1992 in relation to the principal foreign currencies in countries where Honeywell products are sold. A stronger dollar has a negative effect on international results because foreign-exchange-denominated profits translate into fewer U.S. dollars of profit; a weaker dollar has a positive translation effect.

INFLATION

    Highly competitive market conditions and a relatively stagnant economy minimized inflation's impact on the selling prices of Honeywell's products and the cost of its purchased materials. Productivity improvements and cost-reduction programs largely offset the effects of inflation on other costs and expenses.

EMPLOYMENT

    Honeywell employed 52,300 people worldwide at year-end 1993, compared with 55,400 people in 1992 and 58,200 people in 1991. Approximately 33,200 employees work in the United States, with 19,100 employed outside the country, primarily in Europe. Total compensation and benefits in 1993 were $2.7 billion, or 49 percent of total costs and expenses. Sales per employee were $110,900 in 1993, compared with $109,600 in 1992 and $106,100 in 1991.

ENVIRONMENTAL MATTERS

    Honeywell is committed to protecting the environment, a commitment evidenced by both Honeywell's products and Honeywell's manufacturing operations. Honeywell's manufacturing sites generate both hazardous and nonhazardous wastes, the treatment, storage, transportation and disposal of which are subject to various local, state and national laws relating to protection of the environment. Honeywell is in varying stages of investigation or remediation of potential, alleged or acknowledged contamination at current or previously owned or operated sites and at off-site locations where its wastes were taken for treatment or disposal. In connection with the cleanup of various off-site locations, Honeywell, along with a large number of other entities, has been designated a potentially responsible party (PRP) by the U.S. Environmental Protection Agency under the Comprehensive Environmental Response, Compensation and Liability Act or by state agencies under similar state laws (Superfund), which potentially subjects PRPs to joint and several liability for the costs of such cleanup. In addition, Honeywell is incurring costs relating to environmental remediation pursuant to the federal Resource Conservation and Recovery Act. Based on Honeywell's assessment of the costs associated with its environmental responsibilities, compliance with federal, state and local laws regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had, and in the opinion of Honeywell management, will not have a material effect on Honeywell's financial position, results of operations, capital expenditures or competitive position. Honeywell's opinion with regard to Superfund matters is based on its assessment of the predicted investigation, remediation and associated costs, its expected share of those costs and the availability of legal defenses. Honeywell's policy is to record environmental liabilities when loss amounts are probable and reasonably estimable.

                       DISCUSSION AND ANALYSIS BY SEGMENT

HOME AND BUILDING CONTROL

    Sales in Home and Building Control were $2.424 billion in 1993, compared with $2.394 billion in 1992 and $2.249 billion in 1991. Sales in 1993 were up slightly as stronger U.S. sales were mostly offset by a stronger U.S. dollar and economic weakness in international markets, driven in large part by the continuing recession in Europe. Home Control gained market share in the United States through new product introductions and greater penetration of the OEM market. TotalHome-R- was introduced outside the United States in 1993. The acquisition of Enviracaire in December 1992 also contributed to the improvement in U.S. sales. Building Control experienced strong U.S. interest in its comprehensive retrofit and service solutions for schools and other institutions. The U.S. economy continues to show signs of improvement in these markets, while international market conditions have continued to deteriorate. Economic conditions may continue to impede new construction markets in 1994; however, Home and Building Control's large worldwide installed product base and market strategies should continue to support continued sales growth, given that retrofit and service revenues account for the largest portion of business.

    The sales increase in 1992 reflected worldwide improvement for both Home Control and Building Control despite weak commercial construction markets and erratic housing markets. Home Control experienced increased market penetration with original equipment manufacturers and retailers, and achieved growth with new product introductions. Building Control made market share gains in small-and medium-sized commercial buildings, and there was solid growth in vertical markets such as schools and health-care facilities in the United States.

    Home and Building Control operating profit was $233 million in 1993, compared with $193 million in 1992 and $229 million in 1991. Excluding the impact of special charges, operating profit increased slightly in 1993 despite the deepening European recession, a stronger U.S. dollar, unfavorable intra-European currency fluctuations, additional costs associated with streamlining the U.S. field organization, and costs associated with introducing the new EXCEL 5000TM building automation platform in the United States. Operating profit included special charges of $10 million for implementation of programs to improve productivity and competitiveness.

    Operating profit in 1992 included special charges of $43 million for costs associated with worldwide facilities consolidation, organizational changes and work-force reductions incurred to capitalize on emerging market opportunities. Excluding these added costs, operating profit increased over 1991, paced by strong performance in Home Control in the United States.

    Orders improved modestly in 1993 as stronger orders in the United States for both Home Control and Building Control offset international weakness and a stronger U.S. dollar. The backlog of orders showed a slight increase for 1993.

INDUSTRIAL CONTROL

    Industrial Control sales were $1.692 billion in 1993, compared with $1.744 billion in 1992 and $1.627 billion in 1991. Sales declined slightly in 1993 due to negative currency translation trends and the divestiture of the Keyboard Division, which was sold to Key Tronic Corporation in the third quarter of 1993. Excluding these items, both Industrial Automation and Control and Control Components grew at moderate rates despite weak market conditions in the United States, Europe and Latin America. Industrial Automation and Control reported solid penetration gains in targeted worldwide markets despite a weak capital spending environment in the United States and Europe. Demand for industrial systems increased in the Middle East and Asia Pacific. Sales of field instruments showed a strong increase due to broad acceptance of Industrial Automation and Control's smart field products. Control Components experienced significant growth in solid state sensors for on-board automotive and information technology and appliance market segments as demand for durable goods improved. The company expects a slight increase in 1994 Industrial Control sales despite a slow economic environment worldwide.

    Industrial Control sales for 1992 increased moderately, despite the deferral of industrial automation systems purchases in the United States due to the inherent uncertainty of the economy and worldwide weakness in durable goods markets. There was modest growth in Industrial Automation and Control sales in the United States as increased sales of services and measurement and control products offset weakness in automation systems. Control Component sales
increased   moderately  in  1992,   benefiting  from  the   trend  by  equipment
manufacturers to increase sensor utilization for quality and productivity improvements.

    Industrial Control operating profit was $190 million in 1993, $157 million in 1992 and $224 million in 1991. Excluding the impact of special charges, operating profit showed a slight increase in 1993. Profits were affected by the weak capital spending environment in the United States and Europe, strength of the U.S. dollar and aggressive investments in new technologies, with R&D spending up 26 percent over 1992. Operating profit included special charges of $9 million for implementation of programs to improve productivity and competitiveness.

    Operating profit in 1992 included special charges of $39 million for costs associated with worldwide facilities consolidation, organizational changes and work-force reductions to capitalize on emerging market opportunities. Before special charges, operating profit was down in 1992 as a result of lower profit margins reflecting a changing product mix in Industrial Automation and Control.

    In 1993, Industrial Control orders declined slightly, due to negative currency translation trends. Excluding this effect, Industrial Automation and Control orders increased modestly as a result of solid showings in Asia Pacific and Latin America. Control Components orders declined slightly due to the divestiture of the Keyboard Division. Micro Switch orders were strong in North America and Asia Pacific. The backlog of orders was down modestly for the year.

SPACE AND AVIATION CONTROL

    Sales in Space and Aviation Control were $1.675 billion in 1993, compared with $1.933 billion in 1992 and $2.132 billion in 1991. Sales in 1993 continued to decline as anticipated as a result of the continuing cyclical decline in commercial aircraft production, weak demand in the business jet market and decreased spending in the military market. We expect these trends to continue in 1994.

    Anticipated growth in 1992 did not materialize, and 1992 sales for commercial flight systems declined sharply as financial pressures caused airlines to defer, and in some instances cancel, aircraft and spare parts purchases. As expected, military markets were weak as a result of declining defense spending and flat NASA funding.

    Space and Aviation Control operating profit was $148 million in 1993, compared with $176 million in 1992 and $226 million in 1991. Operating profit declined in 1993 due to the sharp volume decline in sales of commercial flight systems and significant investments in next-generation avionics. Operating profit included special charges of $7 million for implementation of programs to improve productivity and competitiveness. Because of continued weak market conditions, revenue and operating profit are expected to decline again in 1994.

    Operating profit in 1992 included special charges of $35 million for costs associated with facilities consolidation, organizational changes and severance pay incurred to appropriately size operations to current and anticipated market conditions. Excluding these special charges, operating profit was down moderately in 1992 as a sharp volume decline in the commercial aviation business was partially offset by an improved cost structure and a favorable sales mix in military avionics.

    Space and Aviation orders were down in 1993 as commercial flight systems and
military  avionics  showed  sharp  declines.  Space  systems  orders   increased
moderately. The backlog of orders declined sharply from 1992 levels.

OTHER

    Sales from other operations were $172 million in 1993, $152 million in 1992 and $185 million in 1991. These sales included the activities of various business units, such as the Solid State Electronics Center and the Systems and Research Center, which do not correspond with Honeywell's primary business segments. These operations incurred operating losses of $2 million in 1993, $9 million in 1992 and $3 million in 1991. The 1993 loss included special charges of $16 million for organizational changes and work-force reductions. The 1992 loss included special charges of $3 million that were also associated with organizational changes and work-force reductions.

                               FINANCIAL POSITION

FINANCIAL CONDITION

    At year-end 1993, Honeywell's capital structure comprised $188 million of short-term debt, $504 million of long-term debt and $1.773 billion of stockholders' equity. The ratio of debt to total capital was 28 percent and remained unchanged from year-end 1992. Honeywell's debt-to-total capital policy range is 30 to 40 percent. Honeywell managed its capital structure during 1993 at or below the low end of this range.

    Total debt decreased $9 million during 1993 to $692 million. Stockholders' equity decreased $17 million in 1993. Contributing to the decrease was a $209 million increase in treasury stock. Other changes in stockholders' equity included an increase in retained earnings of $322 million from net income, offset by dividends of $122 million; a $3 million decrease in the accumulated foreign currency translation; and a $13 million decrease from the recognition of a pension liability adjustment under Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions," (see Note 16 to Financial Statements on page 33).

    Several events and trends that affected Honeywell's financial position are discussed below.

CASH GENERATION

    In 1993, $475 million of cash was generated from operating activities, compared with $532 million in 1992 and $489 million in 1991. Included in 1992 operating cash flow was $194 million, net of expenses and taxes, from autofocus settlements. In 1993, cash generated from investing and financing activities included $47 million of proceeds from the sale of assets, $20 million from a reduction of investment in Sperry Aerospace Group and $18 million of proceeds from employee stock plans. These funds were primarily used to support $232 million of capital expenditures, $14 million of acquisitions, $122 million of dividend payments, $241 million of share repurchases and $7 million of long-term debt repayments. Cash balances decreased $100 million in 1993.

WORKING CAPITAL

    Cash used for increases in the portion of working capital consisting of trade and long-term receivables and inventories, offset by accounts payable and customer advances, was $2 million in 1993. This portion of working capital as a percentage of sales was 28 percent, compared with 26 percent in 1992. Trade receivables sold at year-end 1993 were $38 million, an increase of $22 million in 1993.

CAPITAL EXPENDITURES AND ACQUISITIONS

    Capital expenditures for property, plant and equipment in 1993 were $232 million, compared with $244 million in 1992 and $240 million in 1991. The 1993 depreciation charges were $235 million. Honeywell continues to invest at levels believed to be adequate to maintain its technological position in areas providing long-term returns. During 1993, Honeywell invested $14 million in complementary business acquisitions.

SHARE REPURCHASE PLANS

    In November 1990, the board of directors authorized a 4 million share repurchase program. This program was completed in 1991. In November 1991, the board of directors authorized a five-year program to purchase up to $600 million of Honeywell shares. Under terms of this authorization, which expires December 31, 1996, the program may be altered depending on economic conditions, share prices and cash-flow availability. Honeywell repurchased $3 million of shares in 1991, $189 million of shares in 1992 and $240 million of shares in 1993, and has $168 million remaining under this authorization.

    At year-end 1993, Honeywell had 188 million shares issued, 132 million shares outstanding and 33,382 stockholders of record. At year-end 1992, Honeywell had 188 million shares issued, 137 million shares outstanding and 34,571 stockholders of record.

DIVIDENDS

    In November 1992, the board of directors approved an 8 percent increase in the regular annual dividend to $0.89 per share, from $0.825 per share, effective in the fourth quarter 1992. In November 1993, the board of directors approved an additional 8 percent increase in the regular annual dividend to $0.96 per share effective in the fourth quarter 1993. Honeywell paid $0.9075 per share in dividends in 1993, compared with $0.84125 in 1992 and $0.76875 in 1991. Honeywell has paid a quarterly dividend since 1932 and has increased the annual payout per share in each of the last 18 years.

EMPLOYEE STOCK PROGRAM

    Honeywell contributed 643,913 shares of Honeywell common stock to employees under its U.S. employee stock match savings plans in 1993. The number of shares contributed under this program depends on employee savings levels and company performance.

PENSION CONTRIBUTIONS

    Cash contributions to Honeywell's Retirement Plan for U.S. non-union employees were $105 million in 1993, $79 million in 1992 and $61 million in 1991. Cash contributions to the Pension Plan for U.S. union employees were $36 million in 1993, $27 million in 1992 and $27 million in 1991.

TAXES

    In 1993, taxes paid were $92 million. Accrued income taxes and related interest decreased $18 million during 1993.

FUNDING SPECIAL CHARGES

    During 1993 and 1992, the company established reserves for productivity initiatives to strengthen the company's competitiveness. Future cash flows from operating activities are expected to be sufficient to fund these accrued costs.

LIQUIDITY

    Short-term debt  at  year-end 1993  was  $188 million,  consisting  of  $181 million  of  commercial  paper  and  $7 million  of  notes  payable  and current maturities of long-term debt. Short-term debt at year-end 1992 totaled $188 million, consisting of $182 million of notes payable and commercial paper and $6 million of current maturities of long-term debt.

    Through its banks, Honeywell has access to various credit facilities, including committed credit lines for which Honeywell pays commitment fees and uncommitted lines provided by banks on a non-committed, best-efforts basis. Available lines of credit at year-end 1993 totaled $2.272 billion. This consists of $1.875 billion of committed credit lines to meet Honeywell's financing requirements, including support of commercial paper and bank note borrowings and an appeal bond which could be required in the Litton litigation as described in Litigation below, and $397 million of uncommitted credit lines available to certain foreign subsidiaries. This compared with $1.002 billion of available credit lines at year-end 1992, consisting of $645 million of committed credit lines and $357 million of uncommitted credit lines available to certain foreign subsidiaries. Cash and short-term investments totaled $256 million at year-end 1993 and $346 million at year-end 1992. Honeywell believes its available cash and committed credit lines provide adequate liquidity.

LITIGATION

    On August 31, 1993, a federal court jury in U.S. District Court in Los Angeles returned a verdict against Honeywell on patent infringement and intentional interference claims in the amount of $1.2 billion. These claims were part of a lawsuit brought by Litton Systems Inc. alleging, among other things, Honeywell patent infringement relating to the process used by Honeywell to coat mirrors incorporated in its ring laser gyroscopes. Honeywell believes the verdict is unsupported by the facts; that the Litton patent is invalid; and that Honeywell's process differs from Litton's. The judge in the case held a hearing November 22, 1993, on various issues including, among others, Honeywell's claims that the patent was improperly obtained due to alleged "inequitable conduct" on the part of Litton and Honeywell's other legal and equitable defenses. The court has yet to enter a judgment. The trial will conclude when the court has resolved legal issues that could alter or eliminate the jury verdict. Honeywell will evaluate the outcome of the trial, including appealing any significant judgment against the company. No trial date has been set for the antitrust claims of Litton and Honeywell.

    The court has yet to rule on significant, complex and interrelated issues that could alter or eliminate the jury verdict; therefore, Honeywell and its counsel have determined that it is not possible to estimate the amount of damages, if any, that may ultimately be incurred. As a result, no provision has been made in the financial statements with respect to this contingent liability. Honeywell continues to believe the lawsuit is without merit, and its financial position, liquidity and business strategies have not been adversely affected by the jury verdict.

CREDIT RATINGS

    Honeywell's credit ratings remained unchanged during 1993. Ratings for long-term and short-term debt are, respectively, A/A-1 by Standard and Poor's Corporation, A/Duff1 by Duff and Phelps Corporation and A3/P-2 by Moody's Investor Service, Inc. On August 31, 1993, Moody's Investor Service, Inc. placed Honeywell on credit watch status as a result of the jury verdict in the Litton litigation. Any lowering of Honeywell's present credit ratings could lead to higher interest costs by potentially reducing Honeywell's ability to access the commercial paper market and other unsecured borrowing sources on terms as favorable as those currently available.

STOCK PERFORMANCE

    The market price of Honeywell stock ranged from $39 3/8 to $31 in 1993, and was $34 1/4 at year end. Book value at year end was $13.48 in 1993 and $13.10 in 1992.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders of Honeywell Inc.:

    We have audited the statement of financial position of Honeywell Inc. and subsidiaries as of December 31, 1993 and 1992, and the related statements of income and cash flows for each of the three years in the period ended December 31, 1993. Our audits also included the financial statement schedules listed at
Item 14(a)2. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We have conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, such financial statements present fairly, in all material respects, the financial position of Honeywell Inc. and subsidiaries at December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. Also in our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

    As discussed in Note 19 to the financial statements, Honeywell is a defendant in litigation alleging (1) patent infringement, (2) market monopolization and (3) interference with the plaintiff's markets and contractual relationships. A federal court jury has returned a verdict against Honeywell on the patent infringement and intentional interference claims in the case in the amount of $1.2 billion; however, the court has yet to rule on significant, complex and interrelated issues that could alter or eliminate the jury verdict. The ultimate outcome of the litigation cannot presently be determined. Accordingly, no provision for any loss that may result from the resolution of this matter has been made in the accompanying financial statements.

    As discussed in Notes 1, 4 and 17 to the financial statements, in 1992 the Company changed its method of accounting for postemployment benefits, income taxes and postretirement benefits other than pensions.

Deloitte & Touche
Minneapolis, Minnesota
February 11, 1994

                                INCOME STATEMENT
                        HONEYWELL INC. AND SUBSIDIARIES
                        (DOLLARS AND SHARES IN MILLIONS
                           EXCEPT PER SHARE AMOUNTS)

                                                                                     YEARS ENDED DECEMBER 31
                                                                                ---------------------------------
                                                                                  1993        1992        1991
                                                                                ---------  ----------  ----------
Sales.........................................................................  $ 5,963.0  $  6,222.6  $  6,192.9
                                                                                ---------  ----------  ----------
Costs and Expenses
  Cost of sales...............................................................    4,019.6     4,195.3     4,185.1
  Research and development....................................................      337.4       312.6       300.7
  Selling, general and administrative.........................................    1,075.7     1,196.8     1,150.9
  Litigation settlements and special charges..................................       18.6      (159.5)
                                                                                ---------  ----------  ----------
                                                                                  5,451.3     5,545.2     5,636.7
                                                                                ---------  ----------  ----------
Interest
  Interest expense............................................................       68.0        89.9        89.4
  Interest income.............................................................       17.0        31.4        28.0
                                                                                ---------  ----------  ----------
                                                                                     51.0        58.5        61.4
                                                                                ---------  ----------  ----------
Equity Income.................................................................       17.8        15.8        14.6
                                                                                ---------  ----------  ----------
Income before Income Taxes....................................................      478.5       634.7       509.4
Provision for Income Taxes....................................................      156.3       234.8       178.3
                                                                                ---------  ----------  ----------
Income before Extraordinary Item and Cumulative Effect of Accounting
 Changes......................................................................      322.2       399.9       331.1
Extraordinary Item -- Loss on Early Redemption of Debt........................                   (8.6)
Cumulative Effect of Accounting Changes.......................................                 (144.5)
                                                                                ---------  ----------  ----------
Net Income....................................................................  $   322.2  $    246.8  $    331.1
                                                                                ---------  ----------  ----------
                                                                                ---------  ----------  ----------
Earnings Per Common Share
  Income before extraordinary item and cumulative effect of accounting
   changes....................................................................  $    2.40  $     2.88  $     2.35
  Extraordinary item -- loss on early redemption of debt......................                  (0.06)
  Cumulative effect of accounting changes.....................................                  (1.04)
                                                                                ---------  ----------  ----------
  Net income..................................................................  $    2.40  $     1.78  $     2.35
                                                                                ---------  ----------  ----------
                                                                                ---------  ----------  ----------
Average Number of Common Shares Outstanding...................................      134.2       138.5       140.9

                See accompanying Notes to Financial Statements.

                        STATEMENT OF FINANCIAL POSITION
                        HONEYWELL INC. AND SUBSIDIARIES
                             (DOLLARS IN MILLIONS)

                                     ASSETS

                                                                                                DECEMBER 31
                                                                                          -----------------------
                                                                                             1993        1992
                                                                                          ----------  -----------
Current Assets
  Cash and cash equivalents.............................................................  $    242.3  $     342.4
  Short-term investments................................................................        13.8          3.8
  Receivables...........................................................................     1,275.9      1,214.5
  Inventories...........................................................................       760.1        827.6
  Deferred income taxes.................................................................       258.1        319.5
                                                                                          ----------  -----------
                                                                                             2,550.2      2,707.8
Investments and Advances................................................................       227.7        162.1
Property, Plant and Equipment
  Property, plant and equipment.........................................................     2,549.4      2,497.9
  Less accumulated depreciation.........................................................     1,487.4      1,384.4
                                                                                          ----------  -----------
                                                                                             1,062.0      1,113.5
Other Assets
  Long-term receivables.................................................................        51.3         42.0
  Goodwill..............................................................................       133.0        139.5
  Patents, licenses and trademarks......................................................        89.8        114.7
  Software and other intangibles........................................................       266.3        301.2
  Deferred income taxes.................................................................        63.8        156.8
  Other.................................................................................       154.0        132.5
                                                                                          ----------  -----------
    Total Assets........................................................................  $  4,598.1  $   4,870.1
                                                                                          ----------  -----------
                                                                                          ----------  -----------
                                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Short-term debt.......................................................................  $    187.9  $     188.4
  Accounts payable......................................................................       381.9        357.2
  Customer advances.....................................................................        61.4         85.0
  Accrued compensation and benefit costs................................................       433.2        440.6
  Accrued income taxes..................................................................       320.8        338.9
  Deferred income taxes.................................................................        10.2
  Other accrued liabilities.............................................................       460.7        559.1
                                                                                          ----------  -----------
                                                                                             1,856.1      1,969.2
Long-Term Debt..........................................................................       504.0        512.1
Other Liabilities
  Accrued benefit costs.................................................................       378.6        389.2
  Deferred income taxes.................................................................        27.6        147.1
  Other.................................................................................        58.8         62.1
Stockholders' Equity
  Common stock -- $1.50 par value
  Authorized -- 250,000,000 shares
  Issued -- 1993 -- 188,328,570 shares..................................................       282.5
           1992 -- 188,439,504 shares...................................................                    282.7
  Additional paid-in capital............................................................       431.5        423.8
  Retained earnings.....................................................................     2,447.3      2,247.0
  Treasury stock -- 1993 -- 56,769,007 shares...........................................    (1,428.4)
                   1992 -- 51,759,304 shares............................................                 (1,219.0)
  Accumulated foreign currency translation..............................................        52.9         55.9
  Pension liability adjustment..........................................................       (12.8)
                                                                                          ----------  -----------
                                                                                             1,773.0      1,790.4
                                                                                          ----------  -----------
    Total Liabilities and Stockholders' Equity..........................................  $  4,598.1  $   4,870.1
                                                                                          ----------  -----------
                                                                                          ----------  -----------

                See accompanying Notes to Financial Statements.

                            STATEMENT OF CASH FLOWS
                        HONEYWELL INC. AND SUBSIDIARIES
                             (DOLLARS IN MILLIONS)

                                                                                       YEARS ENDED DECEMBER 31
                                                                                   -------------------------------
                                                                                     1993       1992       1991
                                                                                   ---------  ---------  ---------
Cash Flows from Operating Activities
  Net income.....................................................................  $   322.2  $   246.8  $   331.1
  Adjustments to reconcile net income to net cash flows from operating activities:
    Cumulative effect of accounting changes......................................                 144.5
    Extraordinary item -- loss on early redemption of debt.......................                   8.6
    Depreciation.................................................................      235.3      242.8      238.5
    Amortization of intangibles..................................................       49.6       49.9       47.5
    Deferred income taxes........................................................       28.8        6.7       33.7
    Equity income, net of dividends received.....................................      (14.5)     (13.8)     (12.3)
    Loss on sale of assets.......................................................        6.2        1.6        4.4
    Contributions to employee stock plans........................................       28.7       40.0       34.3
    Increase in receivables......................................................      (62.7)    (136.0)     (48.2)
    Decrease in inventories......................................................       54.2       67.7       63.6
    Increase (decrease) in accounts payable......................................       28.8      (60.8)      21.5
    Increase (decrease) in accrued income taxes and interest.....................        8.3      (25.7)     (38.7)
    Other changes in working capital, excluding short-term investments and
     short-term debt.............................................................     (146.6)     (85.6)    (150.9)
    Other noncurrent items -- net................................................      (63.5)      44.9      (35.6)
                                                                                   ---------  ---------  ---------
Net cash flows from operating activities.........................................      474.8      531.6      488.9
                                                                                   ---------  ---------  ---------
Cash Flows from Investing Activities
  Reduction of investment in Sperry Aerospace Group..............................       20.0
  Proceeds from sale of assets...................................................       46.8       54.7       27.1
  Capital expenditures...........................................................     (232.1)    (244.1)    (240.2)
  Investment in acquisitions.....................................................      (14.2)     (83.5)
  (Increase) decrease in short-term investments..................................      (10.2)       6.8       26.4
  Other -- net...................................................................      (23.3)      (7.1)     (10.6)
                                                                                   ---------  ---------  ---------
Net cash flows from investing activities.........................................     (213.0)    (273.2)    (197.3)
                                                                                   ---------  ---------  ---------
Cash Flows from Financing Activities
  Net increase in short-term debt................................................        2.8       90.1       66.9
  Proceeds from issuance of long-term debt.......................................        0.6        2.6       99.1
  Repayment of long-term debt....................................................       (7.3)    (199.7)     (81.5)
  Purchase of treasury stock.....................................................     (241.2)    (188.2)    (123.6)
  Proceeds from employee stock plans.............................................       17.6       27.4       16.7
  Dividends paid.................................................................     (122.0)    (116.7)    (108.3)
                                                                                   ---------  ---------  ---------
Net cash flows from financing activities.........................................     (349.5)    (384.5)    (130.7)
                                                                                   ---------  ---------  ---------
Effect of exchange rate changes on cash..........................................      (12.4)     (28.7)       6.0
                                                                                   ---------  ---------  ---------
Increase (decrease) in cash and cash equivalents.................................     (100.1)    (154.8)     166.9
Cash and cash equivalents at beginning of year...................................      342.4      497.2      330.3
                                                                                   ---------  ---------  ---------
Cash and cash equivalents at end of year.........................................  $   242.3  $   342.4  $   497.2
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------

                See accompanying Notes to Financial Statements.

                         NOTES TO FINANCIAL STATEMENTS
                        HONEYWELL INC. AND SUBSIDIARIES
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

NOTE 1 -- ACCOUNTING POLICIES

CONSOLIDATION

    The   consolidated  financial  statements   and  accompanying  data  include
Honeywell Inc. and subsidiaries. All material intercompany transactions are eliminated.

SALES

    Product sales are recorded when title is passed to the customer, which usually occurs at the time of delivery or acceptance. Sales under long-term contracts are recorded on the percentage-of-completion method measured on the cost-to-cost basis for engineering-type contracts and the units-of-delivery basis for production-type contracts. Provisions for anticipated losses on long-term contracts are recorded in full when they become evident.

INCOME TAXES

    Income taxes are accounted for in accordance with Statement of Financial Accounting Standards No. 109 (see Note 4). Interest costs related to prior years' tax issues are included in the provision for income taxes in 1993.

EARNINGS PER COMMON SHARE

    Earnings per common share are based on the average number of common shares outstanding during the year.

STATEMENT OF CASH FLOWS

    Cash equivalents are all highly liquid, temporary cash investments purchased with a maturity of three months or less.

    Cash flows from contracts used to hedge cash dividend payments from subsidiaries are classified as part of the effect of exchange rate changes on cash.

INVENTORIES

    Inventories are valued at the lower of cost or market. Cost is determined using the weighted-average method. Market is based on net realizable value.

    Payments received from customers relating to the uncompleted portion of contracts are deducted from applicable inventories.

INVESTMENTS

    Investments in companies owned 20 to 50 percent are accounted for using the equity method.

PROPERTY

    Property  is  carried   at  cost   and  depreciated   primarily  using   the
straight-line method over estimated useful lives of 10 to 40 years for buildings and improvements, and three to 15 years for machinery and equipment.

INTANGIBLES

    Intangibles are carried at cost and amortized using the straight-line method over their estimated useful lives of not more than 40 years for goodwill, three to 17 years for patents, licenses and trademarks, and six to 24 years for software and other intangibles. Intangibles also include the asset resulting from recognition of the defined benefit pension plan minimum liability, which is amortized as part of net periodic pension cost.

                        HONEYWELL INC. AND SUBSIDIARIES
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

NOTE 1 -- ACCOUNTING POLICIES (CONTINUED)
FOREIGN CURRENCY

    Foreign currency assets and liabilities are generally translated into U.S. dollars using the exchange rates in effect at the statement of financial position date. Results of operations are generally translated using the average exchange rates throughout the period. The effects of exchange rate fluctuations on translation of assets, liabilities and hedges of cash dividend payments from subsidiaries are reported as accumulated foreign currency translation and reduced stockholders' equity $3.0 in 1993, $74.8 in 1992 and $0.1 in 1991.

    The carrying amounts of foreign currency contracts purchased to hedge firm foreign currency commitments are deferred and included in the measurement of the related foreign currency transaction. Foreign currency contracts that are not hedges of firm foreign currency commitments are marked to market on a current basis.

    Gains and losses from foreign currency transactions are included in selling, general and administrative expenses on the income statement and were not material in any year.

POSTEMPLOYMENT BENEFITS

    In 1992, Honeywell adopted Statement of Financial Accounting Standards No. 112 (SFAS 112), "Employers' Accounting for Postemployment Benefits." The pre-tax cumulative effect of this accounting change to January 1, 1992, was $39.7 and resulted in a reduction in net income of $24.6 ($0.18 per share). The effect of this accounting change for 1992 was a decrease in income before income taxes of $3.8, or $2.5 ($0.02 per share) after income taxes.

    The enactment by Congress of the Omnibus Budget Reconciliation Act of 1993, which made Medicare the primary provider of medical benefits for disabled former employees after 29 months of disability, reduced the accumulated benefit obligation for postemployment benefits by $33.4 in the fourth quarter of 1993. This change in estimate is included in cost of sales on the income statement.

RECLASSIFICATIONS

    Certain  amounts  in  the 1992  statement  of financial  position  have been reclassified to conform to the presentation of similar amounts in the 1993 statement of financial position.

NOTE 2 -- ACQUISITIONS AND SALE OF ASSETS
    Honeywell acquired eight companies in 1993 and nine companies in 1992 for $14.2 and $83.5 in cash, respectively. These acquisitions were accounted for as purchases, and accordingly, the assets and liabilities of the acquired entities have been recorded at their estimated fair values at the dates of acquisition. The excess of purchase price over the estimated fair values of the net assets acquired, in the amount of $11.8 in 1993 and $44.2 in 1992, has been recorded as goodwill and is amortized over estimated useful lives. The pro forma results for 1993 and 1992, assuming these acquisitions had been made at the beginning of the year, would not be significantly different from reported results.

    In 1993, Honeywell sold its Keyboard Division to Key Tronic Corporation for $29.7 in cash, notes and common stock. Proceeds from other asset sales, including the collection of notes receivable and sale of stock received from asset sales made in previous years, amounted to $22.9. Gains and losses from asset sales were not material in any year and are included in selling, general and administrative expenses on the income statement.

                        HONEYWELL INC. AND SUBSIDIARIES
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

NOTE 3 -- LITIGATION SETTLEMENTS AND SPECIAL CHARGES

LITIGATION SETTLEMENTS

    On April 16, 1993, Honeywell announced the settlement of its lawsuits against the Unisys Corporation and other parties in connection with Honeywell's 1986 purchase of the Sperry Aerospace Group. Honeywell received $70.0 in cash and notes and recorded a gain of $22.4 in the second quarter of 1993 to offset previously incurred costs associated with the matter. In addition, the portion of the purchase price originally allocated to goodwill and other intangibles was reduced by $47.6.

    Honeywell has reached agreement with various camera manufacturers for their use of Honeywell's patented automatic focus camera technology. The total of all one-time settlements recorded in these matters, after associated expenses, resulted in a gain of $10.2 in the third quarter of 1993 and $287.9 in 1992. Several settlements also included licensing agreements that require the payment of royalties to Honeywell based upon the amount of product manufactured or sold by the licensee. Autofocus royalty income from the licensing agreements amounted to $31.4 in 1993 and $14.9 in 1992, and is included in selling, general and administrative expenses on the income statement.

SPECIAL CHARGES

    Honeywell recorded special charges of $23.2 and $28.0 in the second and third quarters of 1993, respectively, for productivity initiatives to strengthen the company's competitiveness. In 1992, special charges of $128.4 were recorded to appropriately size the Space and Aviation Control business segment and to reposition the Home and Building Control and Industrial Control business segments to capitalize on emerging market opportunities. Special charges include costs for work-force reductions, worldwide facilities consolidation, organizational changes and other cost accruals.

NOTE 4 -- INCOME TAXES
    The components of income before income taxes consist of the following:

                                                                    1993       1992       1991
                                                                  ---------  ---------  ---------
Domestic........................................................  $   316.9  $   467.7  $   282.9
Foreign.........................................................      161.6      167.0      226.5
                                                                  ---------  ---------  ---------
                                                                  $   478.5  $   634.7  $   509.4

    The provision for income taxes on that income is as follows:

                                                                    1993       1992       1991
                                                                  ---------  ---------  ---------
Current tax expense
  United States.................................................  $    81.7  $   140.2  $    79.2
  Foreign.......................................................       36.0       52.5       60.7
  State and local...............................................       11.3       35.7        5.5
                                                                  ---------  ---------  ---------
  Total current.................................................      129.0      228.4      145.4
                                                                  ---------  ---------  ---------
Deferred tax expense
  United States.................................................       17.9        3.1       12.2
  Foreign.......................................................        5.8        2.5       15.6
  State and local...............................................        3.6        0.8        5.1
                                                                  ---------  ---------  ---------
  Total deferred................................................       27.3        6.4       32.9
                                                                  ---------  ---------  ---------
Provision for income taxes......................................  $   156.3  $   234.8  $   178.3

    The enactment by Congress of the Omnibus Budget Reconciliation Act of 1993, which raised the U.S. federal statutory income tax rate for corporations from 34 percent to 35 percent retroactive to

                        HONEYWELL INC. AND SUBSIDIARIES
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

NOTE 4 -- INCOME TAXES (CONTINUED)
January 1, 1993, did not have a material impact on the 1993 provision for income taxes; however, the enactment of this legislation did result in a one-time gain of $9.2 million ($0.07 per share) in the third quarter of 1993 from the revaluation of deferred tax assets.

    In 1992, Honeywell adopted Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes," and elected not to restate prior years. The cumulative effect of this accounting change to January 1, 1992, was an increase in net income of $31.4 ($0.23 per share), resulting from the recognition of unrecorded deferred tax assets. This accounting change had no effect on the 1992 provision for income taxes.

    A reconciliation of the provision for income taxes to the amount computed using U.S. federal statutory rates is as follows:

                                                                              1993       1992       1991
                                                                            ---------  ---------  ---------
Taxes on income at U.S. federal statutory rates...........................  $   167.5  $   215.8  $   173.2
Tax effects of foreign income.............................................      (26.0)      (1.8)      21.0
State taxes...............................................................       10.9       24.1        7.0
Adjustments to effective tax rates used in recording tax assets and
 liabilities..............................................................                  (1.5)     (29.8)
Other.....................................................................        3.9       (1.8)       6.9
                                                                            ---------  ---------  ---------
Provision for income taxes................................................  $   156.3  $   234.8  $   178.3

    Taxes paid were $91.8 in 1993, $244.0 in 1992 and $190.4 in 1991.

    Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of Honeywell's assets and liabilities. Temporary differences comprising the net deferred taxes shown on the statement of financial position are:

                                                                                        1993       1992
                                                                                      ---------  ---------
Employee benefits...................................................................  $   177.8  $   180.4
Miscellaneous accruals..............................................................       96.0      114.2
Excess of tax over book depreciation................................................      (79.2)     (75.8)
Asset valuation reserves............................................................       42.5       43.4
Interest............................................................................                  28.7
Long-term contracts, installment sales and sale/leasebacks deferred for tax
 purposes...........................................................................       24.8       14.7
Losses on discontinuance of product lines...........................................        2.3        4.2
State taxes.........................................................................       29.8       36.1
Pension liability adjustment........................................................        8.2
Other...............................................................................      (18.1)     (16.7)
                                                                                      ---------  ---------
                                                                                      $   284.1  $   329.2

    The components of net deferred taxes shown on the statement of financial position are:

                                                                                        1993       1992
                                                                                      ---------  ---------
Deferred tax assets.................................................................  $   445.7  $   476.3
Deferred tax liabilities............................................................      161.6      147.1

                        HONEYWELL INC. AND SUBSIDIARIES
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

NOTE 4 -- INCOME TAXES (CONTINUED)
    Provision has not been made for U.S. or additional foreign taxes on $654.7 of undistributed earnings of international subsidiaries as those earnings are considered to be permanently reinvested in the operations of those subsidiaries. It is not practicable to estimate the amount of tax that might be payable on the eventual remittance of such earnings.

    At  December  31,  1993,  foreign   subsidiaries  had  tax  operating   loss
carryforwards of $5.4.

NOTE 5 -- RECEIVABLES
    Receivables have been reduced by an allowance for doubtful accounts as follows:

                                                                       1993       1992
                                                                     ---------  ---------
Receivables, current...............................................  $    24.3  $    26.7
Long-term receivables..............................................        0.5        0.8

    Receivables include approximately $21.1 in 1993 and $26.3 in 1992 billed to customers but not paid pursuant to contract retainage provisions. These balances are due upon completion of the contracts, generally within one year.

    Unbilled receivables related to long-term contracts amount to $275.6 in 1993 and $241.1 in 1992 and are generally billable and collectible within one year.

    Long-term, interest-bearing notes receivable from the sale of assets have been reduced by valuation reserves of $3.6 in 1993 and $2.9 in 1992 to an amount that approximates realizable value.

    In 1992, Honeywell entered into a three-year agreement, whereby it can sell an undivided interest in a designated pool of trade accounts receivable up to a maximum of $50.0 on an ongoing basis. As collections reduce accounts receivable sold, Honeywell may sell an additional undivided interest in new receivables to bring the amount sold up to the $50.0 maximum. The uncollected balance of receivables sold amounted to $37.9 and $16.0 at December 31, 1993 and 1992, respectively, and averaged $21.7 and $11.6 during those respective years. The discount recorded on sale of receivables is included in selling, general and administrative expenses on the income statement and amounted to $0.7, $0.6 and $5.3 in 1993, 1992 and 1991, respectively. Honeywell, as agent for the purchaser, retains collection and administrative responsibilities for the participating interests sold.

NOTE 6 -- INVENTORIES

                                                                    1993       1992
                                                                  ---------  ---------
Finished goods..................................................  $   265.3  $   246.4
Inventories related to long-term contracts......................       97.7      139.1
Work in process.................................................      168.1      196.1
Raw materials and supplies......................................      229.0      246.0
                                                                  ---------  ---------
                                                                  $   760.1  $   827.6

    Inventories related to long-term contracts are net of payments received from customers relating to the uncompleted portions of such contracts in the amounts of $36.8 and $65.0 at December 31, 1993 and 1992, respectively.

                        HONEYWELL INC. AND SUBSIDIARIES
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

NOTE 7 -- PROPERTY, PLANT AND EQUIPMENT

                                                                          1993        1992
                                                                        ---------  ----------
Land..................................................................  $    77.1  $     78.5
Buildings and improvements............................................      589.9       621.7
Machinery and equipment...............................................    1,814.2     1,734.4
Construction in progress..............................................       68.2        63.3
                                                                        ---------  ----------
                                                                        $ 2,549.4  $  2,497.9

NOTE 8 -- FOREIGN SUBSIDIARIES
    The following is a summary of financial data pertaining to foreign subsidiaries:

                                                              1993        1992        1991
                                                            ---------  ----------  ----------
Income before extraordinary item and cumulative effect of
 accounting changes.......................................  $   119.8  $    112.0  $    150.7
Assets....................................................  $ 1,546.5  $  1,554.7  $  1,720.1
Liabilities...............................................      620.5       655.7       714.8
                                                            ---------  ----------  ----------
Net assets................................................  $   926.0  $    899.0  $  1,005.3

    Insofar as can be reasonably determined, there are no foreign-exchange restrictions that materially affect the financial position or the operating results of Honeywell and its subsidiaries.

NOTE 9 -- INVESTMENTS IN OTHER COMPANIES
    Following is a summary of financial data pertaining to companies 20 to 50 percent owned. The principal company included is Yamatake-Honeywell Co., Ltd., of which Honeywell owns 24.2 percent of the outstanding common stock.

                                                              1993        1992        1991
                                                            ---------  ----------  ----------
Sales.....................................................  $ 1,866.7  $  1,656.3  $  1,503.4
Gross profit..............................................      682.4       607.4       556.3
Net income................................................       69.8        62.8        61.3
Equity in net income......................................       17.8        15.8        14.6
Current assets............................................  $ 1,297.0  $  1,035.4  $  1,020.9
Noncurrent assets.........................................      588.2       502.8       401.9
                                                            ---------  ----------  ----------
                                                              1,885.2     1,538.2     1,422.8
                                                            ---------  ----------  ----------
Current liabilities.......................................      704.5       687.0       678.1
Noncurrent liabilities....................................      359.3       200.1       221.6
                                                            ---------  ----------  ----------
                                                              1,063.8       887.1       899.7
                                                            ---------  ----------  ----------
Net assets................................................  $   821.4  $    651.1  $    523.1
Equity in net assets......................................  $   200.3  $    158.3  $    126.4

                        HONEYWELL INC. AND SUBSIDIARIES
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

NOTE 10 -- INTANGIBLE ASSETS
    Intangible assets have been reduced by accumulated amortization as follows:

                                                                              1993       1992
                                                                            ---------  ---------
Goodwill..................................................................  $    34.3  $    30.4
Patents, licenses and trademarks..........................................      170.0      144.2
Software and other intangibles............................................      135.4      117.8

NOTE 11 -- DEBT

SHORT-TERM DEBT

    Honeywell has lines of credit available totaling $2,271.9 at December 31, 1993. Domestic revolving credit lines with 14 banks total $1,875.0, which management believes is adequate to meet its financing requirements, including support of commercial paper and bank note borrowings and an appeal bond that could be required in the Litton litigation (see Note 19). These domestic lines have commitment fee requirements. There were no borrowings on these lines at December 31, 1993. The remaining credit facilities of $396.9 have been arranged by non-U.S. subsidiaries in accordance with customary lending practices in their respective countries of operation. Borrowings against these lines amounted to $6.6 at December 31, 1993.

    Short-term debt consists of the following:

                                                                              1993       1992
                                                                            ---------  ---------
Commercial paper..........................................................  $   181.0  $   161.0
Notes payable.............................................................        6.6       21.1
Current maturities of long-term debt......................................        0.3        6.3
                                                                            ---------  ---------
                                                                            $   187.9  $   188.4

LONG-TERM DEBT

                                                                              1993       1992
                                                                            ---------  ---------
Honeywell Inc.
  8% Dual-currency yen/U.S. dollar notes due 1995.........................  $   116.7  $   114.9
  7 7/8% due 1996.........................................................      100.0      100.0
  6 1/4% Deutsche mark bonds due 1997.....................................       88.0       92.7
  8 5/8% due 2006.........................................................      100.0      100.0
  7.7% to 10 1/2% due 1995 to 2010........................................       12.0       12.1
Subsidiaries
  9.6% Canadian dollar notes due 1996.....................................       86.4       90.9
  9.0% to 12.75% due 1994 to 2020, various currencies.....................        1.2        7.8
                                                                            ---------  ---------
                                                                                504.3      518.4
  Less amount included in short-term debt.................................        0.3        6.3
                                                                            ---------  ---------
                                                                            $   504.0  $   512.1

    The 8 percent dual-currency yen/U.S. dollar notes due 1995 are repayable at a fixed exchange rate and are linked to a currency exchange agreement that results in a fixed U.S. dollar interest cost of 10.5 percent.

    The 6 1/4 percent Deutsche mark bonds due 1997 are linked to a currency exchange agreement that converts principal and interest payments into fixed U.S. dollar obligations with an interest cost of 8.17 percent.

                        HONEYWELL INC. AND SUBSIDIARIES
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

NOTE 11 -- DEBT (CONTINUED)
    In 1992, Honeywell entered into interest rate swap agreements effectively converting $100.0 of its 8 5/8 percent debentures due 2006 from fixed-rate debt to floating-rate debt based on six-month LIBOR rates. During 1993, $50.0 of the $100.0 swap was terminated resulting in a gain of $0.9, which is being amortized over the remaining life of the swap agreement. In 1993, Honeywell entered into interest rate swap agreements effectively converting the 9.6 percent Canadian dollar notes due 1996 to floating-rate debt based on three-month Canadian bankers acceptance rates. The differential to be paid or received is accrued as interest rates change and is charged to interest expense over the lives of the agreements, which expire in September 1995 for the 8 5/8 percent debentures and December 1996 for the 9.6 percent Canadian dollar notes.

    Honeywell is exposed to credit risk to the extent of nonperformance by the counterparties to the currency exchange agreements and the interest rate swaps discussed above. However, the credit ratings of the counterparties, which consist of a diversified group of financial institutions, are regularly monitored and risk of default is considered remote.

    In 1992, Honeywell redeemed its 9 3/8 percent debentures due 2005 to 2009, its 8.2 percent debentures due 1996 to 1998, its 9 7/8 percent debentures due 1998 to 2017, and certain notes due 1993 to 2004, amounting to $9.6 with interest rates ranging from 7.5 percent to 11.75 percent. These early redemptions required the payment of premiums and the recognition of unamortized discounts and deferred cost resulting in the recording of an extraordinary loss of $13.8, or $8.6 ($0.06 per share) after income taxes. Honeywell redeemed an additional $5.9 of notes due 1993 to 2000 with interest rates ranging from 10 percent to 12.1 percent in the first quarter of 1993 with no additional income statement impact.

    Annual sinking-fund and maturity requirements for the next five years on long-term debt outstanding at December 31, 1993, are as follows:

1994...............................................  $     0.3
1995...............................................      126.8
1996...............................................      186.5
1997...............................................       88.1
1998...............................................        0.1

    Interest paid amounted to $63.9, $98.5 and $96.9 in 1993, 1992 and 1991, respectively.

NOTE 12 -- FAIR VALUE OF FINANCIAL INSTRUMENTS
    The estimated fair value of Honeywell's financial instruments at December 31, 1993 and 1992, is as follows:

                                                                   1993                  1992
                                                           --------------------  --------------------
                                                           CARRYING     FAIR     Carrying     Fair
                                                            AMOUNT      VALUE     Amount      Value
                                                           ---------  ---------  ---------  ---------
Long-term debt...........................................  $  (504.3) $  (569.0) $  (518.4) $  (551.6)
Interest-rate and currency contracts.....................       10.7       22.3       15.8       10.0

    The estimated fair value of long-term debt is based on quoted market prices for the same or similar issues or on current rates available to Honeywell for debt of the same remaining maturities. The estimated fair value of interest-rate and currency contracts is based on quotes obtained from various financial institutions that deal in these types of instruments. The estimated fair values of all other financial instruments approximate their carrying amounts in the statement of financial position.

                        HONEYWELL INC. AND SUBSIDIARIES
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

NOTE 13 -- LEASING ARRANGEMENTS
    As lessee, Honeywell has minimum annual lease commitments outstanding at December 31, 1993, with the majority of the leases having initial periods ranging from one to 10 years. Following is a summary of operating lease information.

                                                                  OPERATING
                                                                   LEASES
                                                                 -----------
1994...........................................................   $    101.7
1995...........................................................         81.8
1996...........................................................         57.7
1997...........................................................         41.2
1998...........................................................         28.1
1999 and beyond................................................        125.8
                                                                 -----------
                                                                  $    436.3

    Rent expense for operating leases was $134.2 in 1993, $128.0 in 1992 and $119.6 in 1991.

    Substantially all leases are for plant, warehouse, office space and automobiles. A number of the leases contain renewal options ranging from one to 10 years.

NOTE 14 -- CAPITAL STOCK

                                                                                   ADDITIONAL
                                                                        COMMON       PAID-IN     TREASURY
                                                                         STOCK       CAPITAL       STOCK
                                                                      -----------  -----------  -----------
Balance January 1, 1991.............................................   $   141.8    $   522.4   $    (992.2)
Purchase of treasury stock --
  2,108,327 shares..................................................                                 (123.6)
Issued for employee stock plans --
  1,313,025 treasury shares.........................................                      8.0          47.0
  157,696 shares canceled...........................................        (0.2)
                                                                      -----------  -----------  -----------
Balance December 31, 1991...........................................       141.6        530.4      (1,068.8)
Purchase of treasury stock --
  5,586,254 shares..................................................                                 (192.0)
Issued for employee stock plans --
  2,965,328 treasury shares.........................................                     35.0          41.8
  355,342 shares canceled...........................................        (0.5)
Adjustment for two-for-one stock split --
  94,397,423 shares.................................................       141.6       (141.6)
                                                                      -----------  -----------  -----------
Balance December 31, 1992...........................................       282.7        423.8      (1,219.0)
Purchase of treasury stock --
  6,916,868 shares..................................................                                 (240.0)
Issued for employee stock plans --
  1,907,165 treasury shares.........................................                      7.7          30.6
  110,934 shares canceled...........................................        (0.2)
                                                                      -----------  -----------  -----------
Balance December 31, 1993...........................................   $   282.5    $   431.5   $  (1,428.4)

                        HONEYWELL INC. AND SUBSIDIARIES
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

NOTE 14 -- CAPITAL STOCK (CONTINUED)
STOCK SPLIT

    On November 9, 1992, the board of directors authorized a two-for-one stock split in the form of a stock dividend payable to stockholders of record November 27, 1992. All references in the financial statements to average number of shares outstanding and related prices, per share amounts, stock plan data and the 1992 share amounts in the table above have been restated to reflect this split.

KEY EMPLOYEE PLANS

    In 1993, the board of directors adopted, and the stockholders approved, the 1993 Honeywell Stock and Incentive Plan. The plan, which terminates December 31, 1998, provides for the award of up to 7,500,000 shares of common stock. The purpose of the plan is to further the growth, development and financial success of Honeywell and its subsidiaries by aligning the personal interests of key employees, through the ownership of shares of common stock and through other incentives, to those of Honeywell stockholders. The plan is further intended to provide flexibility to Honeywell in its ability to compensate key employees and to motivate, attract and retain the services of such key employees who have the ability to enhance the value of Honeywell and its subsidiaries. Awards made under the plan may be in the form of stock options, stock appreciation rights or other stock based awards. The plan replaced existing similar plans. Awards currently outstanding under those plans are not affected, but no new awards will be made. There were 15,118,538 shares reserved for all key employee plans at December 31, 1993.

    Stock options to purchase common stock have been granted to key employees at 100 percent of the market price at time of granting, pursuant to plans approved by the stockholders. The following is a summary of stock options:

                                                           1993        1992         1991
                                                        ----------  -----------  -----------
Granted --
  Number of shares....................................     969,173    1,353,224    1,014,184
  Price per share.....................................     $31-$38      $31-$37      $21-$32
Exercised --
  Number of shares....................................   1,020,769    1,926,649    1,508,424
  Price per share.....................................     $12-$33       $8-$30       $8-$26
Outstanding December 31 --
  Number of shares....................................   4,739,683    4,800,613    5,382,932
  Price per share.....................................     $12-$38      $12-$37       $8-$32

    Options totaling 3,779,200 shares at prices ranging from $12 to $37 per share were exercisable at December 31, 1993.

    Restricted common stock is issued to certain key employees as compensation. Restricted shares are awarded with a fixed restriction period, usually five years, or a restriction period dependent on the achievement of performance goals within a specified measurement period. Participants have the rights of stockholders, including the right to receive cash dividends and the right to vote. Restricted shares forfeited revert to Honeywell at no cost. Restricted shares issued totaled 533,995 in 1993, 47,812 in 1992 and 174,518 in 1991. The
cost of restricted stock is charged to income over the restriction period and amounted to $6.3 in 1993, $6.5 in 1992 and $6.4 in 1991. At December 31, restricted shares outstanding for key employee plans totaled 775,861 in 1993, 412,872 in 1992 and 968,750 in 1991.

                        HONEYWELL INC. AND SUBSIDIARIES
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

NOTE 14 -- CAPITAL STOCK (CONTINUED)
EMPLOYEE STOCK MATCH AND STOCK PURCHASE PLANS

    In 1990, Honeywell adopted Stock Match and Performance Stock Match plans under which Honeywell matches, in the form of Honeywell common stock, certain eligible U.S. employee savings plan contributions. Shares issued under the stock match plans totaled 643,913 shares in 1993, 977,716 shares in 1992 and 933,344 shares in 1991 at a cost of $22.3, $33.3 and $27.9, respectively. There were 2,348,295 shares reserved for employee stock match plans at December 31, 1993.

    Honeywell has granted to eligible foreign subsidiary employees the right to purchase common stock, principally at the lower of 85 percent of the market price at the time of grant or at the time of purchase. At December 31, 1993, there were 335,537 shares reserved for foreign subsidiary employee stock purchase plans. Total shares issued under the foreign stock purchase plans amounted to 49,250 in 1992 and 66,096 in 1991 at an average price per share of $33 and $27, respectively. There were no shares issued in 1993.

STOCK PLEDGE

    In 1993, Honeywell pledged to the Honeywell Foundation a 5-year option to purchase 2,000,000 shares of common stock at $33 per share. This option is exercisable in whole or in part, subject to certain conditions, from time to time during its term. No shares were purchased under this option in 1993 and at December 31, 1993, there were 2,000,000 shares reserved for this pledge.

PREFERENCE STOCK

    Twenty-five million preference shares with a par value of $1 have been authorized. None has been issued at December 31, 1993.

NOTE 15 -- RETAINED EARNINGS

                                                              1993        1992        1991
                                                            ---------  ----------  ----------
Balance January 1.........................................  $ 2,247.0  $  2,116.9  $  1,894.1
Net income................................................      322.2       246.8       331.1
Dividends
  1993-$0.9075 PER SHARE..................................     (121.9)
  1992-$0.84125 per share.................................                 (116.7)
  1991-$0.76875 per share.................................                             (108.3)
                                                            ---------  ----------  ----------
Balance December 31.......................................  $ 2,447.3  $  2,247.0  $  2,116.9

    Included in retained earnings are undistributed earnings of companies 20 to 50 percent owned, amounting to $121.3 at December 31, 1993.

NOTE 16 -- PENSION PLANS
    Honeywell and its subsidiaries have noncontributory defined benefit pension plans that cover substantially all of their U.S. employees. The plan covering non-union employees provides pension benefits based on employee average earnings during the highest paid 60 consecutive calendar months of employment during the 10 years prior to retirement. The plan covering union employees provides pension benefits of stated amounts for each year of credited service. Funding for these plans is provided solely through contributions from Honeywell determined by the board of directors after consideration of recommendations from the plans' independent actuary. Such recommendations are based on actuarial valuations of benefits payable under the plans.

                        HONEYWELL INC. AND SUBSIDIARIES
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

NOTE 16 -- PENSION PLANS (CONTINUED)
    The components of net periodic pension cost for U.S. defined benefit pension plans are as follows:

                                                                           1993       1992       1991
                                                                         ---------  ---------  ---------
Service cost of benefits earned during the period......................  $    48.3  $    48.1  $    45.4
Interest cost of projected benefit obligation..........................      198.9      192.2      175.6
Actual return on assets................................................     (225.7)    (147.7)    (360.7)
Net amortization and deferral..........................................       69.3       (5.1)     212.2
                                                                         ---------  ---------  ---------
                                                                         $    90.8  $    87.5  $    72.5

    Assumptions used in the accounting for the U.S. defined benefit plans were:

                                                                                  1993        1992         1991
                                                                               ----------  -----------  -----------
Discount rate used in determining present values.............................        7.5%       8.75%        8.75%
Annual increase in future compensation levels................................        4.0%        5.0%         5.5%
Expected long-term rate of return on assets..................................        8.5%       8.75%        8.75%

    Employees in foreign countries who are not U.S. citizens are covered by various retirement benefit arrangements, some of which are considered to be defined benefit pension plans for accounting purposes. The cost of all foreign pension plans charged to income was $14.2 in 1993, $9.0 in 1992 and $9.8 in 1991.

    The components of net periodic pension cost for foreign defined benefit pension plans are as follows:

                                                                              1993       1992       1991
                                                                            ---------  ---------  ---------
Service cost of benefits earned during the period.........................  $    25.8  $    29.8  $    24.1
Interest cost of projected benefit obligation.............................       46.3       47.0       40.5
Actual return on assets...................................................     (111.7)     (38.4)     (76.5)
Net amortization and deferral.............................................       50.7      (32.8)      16.0
                                                                            ---------  ---------  ---------
                                                                            $    11.1  $     5.6  $     4.1

    Assumptions used in the accounting for foreign defined benefit plans were:

                                                                     1993         1992          1991
                                                                  ----------  ------------  ------------
Discount rate used in determining present values................    5.0-9.0%     5.0-9.5%     6.0-11.0%
Annual increase in future compensation levels...................    2.0-8.0%     2.0-8.0%      2.0-9.0%
Expected long-term rate of return on assets.....................    6.0-9.5%    6.0-10.3%     7.0-10.3%

                        HONEYWELL INC. AND SUBSIDIARIES
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

NOTE 16 -- PENSION PLANS (CONTINUED)
    The plans' funded status as of September 30 and amounts recognized in Honeywell's statement of financial position for its pension plans are summarized below.

                                                                                      Plans Whose    Plans Whose
                                                                                     Assets Exceed   Accumulated
                                                                                      Accumulated     Benefits
1993 (U.S. AND FOREIGN)                                                                Benefits     Exceed Assets
- -----------------------------------------------------------------------------------  -------------  -------------
Actuarial present value of benefit obligations:
  Vested benefit obligation........................................................    $  (309.7)    $  (2,472.0)
  Accumulated benefit obligation...................................................    $  (389.5)    $  (2,626.5)
  Projected benefit obligation.....................................................    $  (480.6)    $  (2,909.0)
Plan assets at fair value..........................................................        637.7         2,381.7
                                                                                     -------------  -------------
Projected benefit obligation (in excess of) less than plan assets..................        157.1          (527.3)
Remaining unrecognized net transition asset........................................        (71.4)           (9.2)
Unrecognized prior service cost....................................................          1.8           228.6
Unrecognized net (gain) loss.......................................................        (23.1)          170.3
Fourth-quarter 1993 contributions to plans.........................................                         38.0
Adjustment to recognize minimum liability..........................................                       (113.0)
                                                                                     -------------  -------------
Overfunded (unfunded) pension asset (liability) recognized in the statement of
 financial position................................................................    $    64.4     $    (212.6)

                                                                                      Plans Whose    Plans Whose
                                                                                     Assets Exceed   Accumulated
                                                                                      Accumulated     Benefits
1992 (U.S. and Foreign)                                                                Benefits     Exceed Assets
- -----------------------------------------------------------------------------------  -------------  -------------
Actuarial present value of benefit obligations:
  Vested benefit obligation........................................................   $  (1,876.8)    $  (508.1)
  Accumulated benefit obligation...................................................   $  (2,050.0)    $  (538.1)
  Projected benefit obligation.....................................................   $  (2,426.4)    $  (584.0)
Plan assets at fair value..........................................................       2,307.6         425.9
                                                                                     -------------  -------------
Projected benefit obligation in excess of plan assets..............................        (118.8)       (158.1)
Remaining unrecognized net transition obligation (asset)...........................        (164.2)         62.5
Unrecognized prior service cost....................................................         210.3          41.3
Unrecognized net (gain) loss.......................................................          (5.0)          5.1
Fourth-quarter 1992 contributions to plans.........................................          28.7           7.9
Adjustment to recognize minimum liability..........................................                       (74.7)
                                                                                     -------------  -------------
Unfunded pension liability recognized in the statement of financial position.......   $     (49.0)    $  (116.0)

    Adjustments recorded to recognize the minimum liability required for defined benefit pension plans whose accumulated benefits exceed assets amounted to $113.0 in 1993 and $74.7 in 1992. A corresponding amount was recognized as an intangible asset to the extent of unrecognized prior service cost and unrecognized transition obligation. In 1993, $21.0 of excess minimum liability resulted in a reduction in stockholders' equity, net of income taxes, of $12.8.

    Plan assets are held by trust funds devoted to servicing pension benefits and are not available to Honeywell until all covered benefits are satisfied after a plan is terminated. The assets held by the trust funds consist of a diversified portfolio of fixed-income investments and equity securities.

                        HONEYWELL INC. AND SUBSIDIARIES
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

NOTE 17 -- POSTRETIREMENT BENEFITS OTHER THAN PENSIONS
    In 1992, Honeywell adopted Statement of Financial Accounting Standards No. 106 (SFAS 106), "Employers' Accounting for Postretirement Benefits Other Than Pensions," which requires recognition of the expected cost of providing postretirement benefits over the time employees earn the benefits. Before adopting SFAS 106, Honeywell recognized the cost of providing these benefits on a pay-as-you-go basis by expensing the cost in the year the benefit was provided.

    Substantially all of Honeywell's domestic and Canadian employees who retire from Honeywell between the ages of 55 and 65 with 10 or more years of service are eligible to receive health-care benefits until age 65 identical to those available to active employees. Honeywell continues to fund postretirement benefits on a pay-as-you-go basis.

    Honeywell elected to immediately recognize the cumulative effect of this change in accounting for postretirement benefits for both U.S. and Canadian plans, reducing net income by $151.3 ($1.09 per share). The pre-tax cumulative effect of $244.1 represents the accumulated postretirement benefit obligation
(APBO) existing at January 1, 1992, less $11.3 related to discontinued product lines recorded in prior years. The effect of this accounting change for 1992 was a decrease in income before income taxes of $16.4, or $10.9 ($0.08 per share) after income taxes. The pro forma effect of this change on years prior to 1992 would have been a decrease in net income in amounts approximately equal to the 1992 effect.

    The components of net periodic postretirement benefit cost are as follows:

                                                                1993     1992
                                                                -----    -----
Service cost of benefits earned during the period...........    $11.5    $10.5
Interest cost on accumulated postretirement benefit
 obligation.................................................     22.2     20.9
                                                                -----    -----
                                                                $33.7    $31.4

    The amounts recognized in Honeywell's statement of financial position are as follows:

                                                                 1993      1992
                                                                ------    ------
Accumulated postretirement benefit obligation:
  Retirees..................................................    $ 86.6    $ 84.7
  Fully eligible active plan participants...................      41.5      44.6
  Other active plan participants............................     129.9     139.9
  Unrecognized net gain.....................................      25.7
                                                                ------    ------
Accrued postretirement benefit cost.........................    $283.7    $269.2

    The  discount rate used in determining the  APBO was 7.0 percent in 1993 and
8.5 percent in 1992. The assumed health-care cost trend rate used in measuring the APBO was 10.0 percent in 1993 and 1994, then declining by 0.6 percent per year to an ultimate rate of 5.5 percent. The health-care cost trend rate assumption has a significant effect on the amounts reported. For example, a 1 percent increase in the health-care trend rate would increase the APBO by 11 percent at December 31, 1993, and the net periodic postretirement benefit cost by 14 percent for 1993.

NOTE 18 -- SEGMENT INFORMATION
    Honeywell's operations are engaged in the design, development, manufacture, marketing and service of control solutions in three industry segments -- Home and Building Control, Industrial Control and Space and Aviation Control.

                        HONEYWELL INC. AND SUBSIDIARIES
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

NOTE 18 -- SEGMENT INFORMATION (CONTINUED)
    Home and Building Control provides products and services to create efficient, safe, comfortable environments by offering controls for heating, ventilation, humidification and air-conditioning equipment; security and fire alarm systems; home automation systems; energy-efficient lighting controls; and building management systems and services.

    Industrial Control produces systems for the automation and control of process operations in industries such as oil refining, oil and gas drilling, pulp and paper manufacturing, food processing, chemical manufacturing and power generation; solid-state sensors for position, pressure, air flow, temperature and current; precision electromechanical switches; manual controls; advanced vision-based sensors; fiber-optic components; and solenoid valves used in fluid control and processing industries.

    Space and Aviation Control is a full-line avionics supplier and systems integrator for commercial, military and space applications, providing automatic flight control systems, electronic cockpit displays, flight management systems, navigation, surveillance and warning systems, severe weather avoidance systems and flight reference sensors.

    The "other" category comprises various operations, such as Solid State Electronics Center and Systems and Research Center, that are not a significant part of Honeywell's operations either individually or in the aggregate.

    Information concerning Honeywell's sales, operating profit and identifiable assets by industry segment can be found in Item 6. Selected Financial Data at page 9. This information for 1993, 1992 and 1991 is an integral part of these financial statements. Sales include external sales only. Intersegment sales are not significant. Corporate and other assets include the assets of the entities in the "other" category, and cash, short term investments, investments, property and deferred taxes held by corporate.

    Following is additional financial information relating to industry segments:

                                                                    1993       1992       1991
                                                                  ---------  ---------  ---------
Capital expenditures
  Home and Building Control.....................................  $    73.6  $    63.5  $    58.1
  Industrial Control............................................       72.8       81.9       55.4
  Space and Aviation Control....................................       58.4       67.2       88.9
  Corporate and other...........................................       27.3       31.5       37.8
                                                                  ---------  ---------  ---------
                                                                  $   232.1  $   244.1  $   240.2
Depreciation and amortization
  Home and Building Control.....................................  $    67.9  $    69.0  $    68.9
  Industrial Control............................................       59.9       54.6       48.6
  Space and Aviation Control....................................      127.0      137.4      137.9
  Corporate and other...........................................       30.1       31.7       30.6
                                                                  ---------  ---------  ---------
                                                                  $   284.9  $   292.7  $   286.0

    Honeywell engages in material operations in foreign countries, the majority of which are located in Europe. Other geographic areas of operation include Canada, Mexico, Australia, South America and the Far East.

                        HONEYWELL INC. AND SUBSIDIARIES
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

NOTE 18 -- SEGMENT INFORMATION (CONTINUED)
    Following is financial information relating to geographic areas:

                                                              1993        1992        1991
                                                            ---------  ----------  ----------
External sales
  United States...........................................  $ 3,895.1  $  4,014.9  $  4,100.2
  Europe..................................................    1,441.2     1,556.3     1,428.4
  Other areas.............................................      626.7       651.4       664.3
                                                            ---------  ----------  ----------
                                                            $ 5,963.0  $  6,222.6  $  6,192.9
Transfers between geographic areas
  United States...........................................  $   246.7  $    242.2  $    233.1
  Europe..................................................       36.9        33.0        26.8
  Other areas.............................................       47.6        47.0        48.0
                                                            ---------  ----------  ----------
                                                            $   331.2  $    322.2  $    307.9
Total sales
  United States...........................................  $ 4,141.8  $  4,257.1  $  4,333.3
  Europe..................................................    1,478.1     1,589.3     1,455.2
  Other areas.............................................      674.3       698.4       712.3
  Eliminations............................................     (331.2)     (322.2)     (307.9)
                                                            ---------  ----------  ----------
                                                            $ 5,963.0  $  6,222.6  $  6,192.9
Operating profit
  United States...........................................  $   384.1  $    338.1  $    428.3
  Europe..................................................      140.2       150.4       205.6
  Other areas.............................................       44.4        28.1        42.2
                                                            ---------  ----------  ----------
  Operating profit........................................      568.7       516.6       676.1
  Interest expense........................................      (68.0)      (89.9)      (89.4)
  Litigation settlements..................................       32.6       287.9
  Equity income...........................................       17.8        15.8        14.6
  General corporate expense...............................      (72.6)      (95.7)      (91.9)
                                                            ---------  ----------  ----------
  Income before income taxes..............................  $   478.5  $    634.7  $    509.4
Identifiable Assets
  United States...........................................  $ 2,337.5  $  2,502.7  $  2,566.3
  Europe..................................................    1,111.4     1,134.4     1,183.3
  Other areas.............................................      357.1       372.5       362.0
  Corporate...............................................      792.1       860.5       695.1
                                                            ---------  ----------  ----------
                                                            $ 4,598.1  $  4,870.1  $  4,806.7

    Honeywell transfers products from one geographic region for resale in another. These transfers are priced to provide both areas with an equitable share of the overall profit.

    Operating profit is net of provision for special charges amounting to $51.2 and $128.4 in 1993 and 1992, respectively, (see Note 3) as follows: United States -- $22.4 and $79.8, Europe -- $20.3 and $29.7, other areas -- $9.3 in
1992. General corporate expense includes special charges of $8.5 in 1993 and $9.6 in 1992.

    General corporate expense has been reduced by royalty income of $31.4 in 1993 and $14.9 in 1992 (see Note 3).

                        HONEYWELL INC. AND SUBSIDIARIES
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

NOTE 18 -- SEGMENT INFORMATION (CONTINUED)
    The operating profit impact of implementing SFAS 106 was additional expense of $16.4 in 1992 (see Note 17) as follows: United States -- $15.3, other areas
- -- $0.5, general corporate expense -- $0.6.

    The operating profit impact of implementing SFAS 112 was additional expense of $3.8 in 1992 (see Note 1) as follows: United States -- $3.6, general corporate expense -- $0.2.

NOTE 19 -- CONTINGENCIES

LITTON LITIGATION

    On March 13, 1990, Litton Systems Inc. filed suit against Honeywell in U.S. District Court, Central District of California, alleging Honeywell patent infringement relating to the process used by Honeywell to coat mirrors incorporated in its ring laser gyroscopes; attempted monopolization by Honeywell of certain alleged markets for products containing ring laser gyroscopes; and intentional interference by Honeywell with Litton's prospective advantage in European markets and with its contractual relationships with Ojai Research, Inc., a California corporation. Honeywell has filed counterclaims against Litton alleging, among other things, violations by Litton of various antitrust laws including attempted monopolization of markets for inertial systems and interference with Honeywell's relationships with suppliers.

    The trial of the patent infringement and intentional interference claims commenced June 4, 1993, and on August 31, 1993, a federal court jury in U.S. District Court in Los Angeles returned a verdict against Honeywell on each of these claims and awarded damages in the amount of $1,200.0 and concluded that the patent infringement was willful. Honeywell believes the verdict is unsupported by the facts; that the Litton patent is invalid; and that Honeywell's process differs from Litton's. The judge in the case held a hearing November 22, 1993, on various issues including, among others, Honeywell's claims that the patent was improperly obtained due to alleged "inequitable conduct" on the part of Litton and Honeywell's other legal and equitable defenses. The court has not yet entered a judgment. The trial will conclude when the court has resolved legal issues that could alter or eliminate the jury verdict. Honeywell will evaluate the outcome of the trial, including appealing any significant judgment against the company. No trial date has been set for the antitrust claims of Litton and Honeywell.

    The court has yet to rule on significant, complex and interrelated issues that could alter or eliminate the jury verdict; therefore, Honeywell and its counsel have determined that it is not possible to estimate the amount of damages, if any, that may ultimately be incurred. As a result, no provision has been made in the financial statements with respect to this contingent liability.

ENVIRONMENTAL MATTERS

    Honeywell's manufacturing sites generate both hazardous and nonhazardous wastes, the treatment, storage, transportation and disposal of which are subject to various local, state and national laws relating to protection of the environment. Honeywell is in varying stages of investigation or remediation of potential, alleged or acknowledged contamination at current or previously owned or operated sites and at off-site locations where its wastes were taken for treatment or disposal. In connection with the cleanup of various off-site locations, Honeywell, along with a large number of other entities, has been designated a potentially responsible party (PRP) by the U.S. Environmental Protection Agency under the Comprehensive Environmental Response, Compensation and Liability Act or by state agencies under similar state laws (Superfund), which potentially subjects PRPs to joint and several liability for the costs of such cleanup. In addition, Honeywell is incurring costs relating to environmental remediation pursuant to the federal Resource Conservation and Recovery Act. Based on Honeywell's assessment of the costs associated with its environmental responsibilities, compliance

                        HONEYWELL INC. AND SUBSIDIARIES
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

NOTE 19 -- CONTINGENCIES (CONTINUED)
with federal, state and local laws regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had, and in the opinion of Honeywell management, will not have a material effect on Honeywell's financial position, results of operations, capital expenditures or competitive position. Honeywell's opinion with regard to Superfund matters is based on its assessment of the predicted investigation, remediation and associated costs, its expected share of those costs and the availability of legal defenses. Honeywell's policy is to record environmental liabilities when loss amounts are probable and reasonably estimable.

OTHER MATTERS

    Honeywell is a party to a large number of other legal proceedings, some of which are for substantial amounts. It is the opinion of management that losses in connection with these matters will not have a material effect on net income.

    The transfer of assets by Honeywell in the 1990 spinoff of the Defense and Marine Systems Business to Alliant Techsystems Inc. (Alliant) included the assignment of various contracts between Honeywell and the U.S. government. As required by federal procurement regulations applicable to government contracts, Honeywell has entered into novation agreements with Alliant and the U.S. government that will provide, among other things, for Honeywell to directly or indirectly guarantee or otherwise become liable for the performance of Alliant's obligations under such contracts.

NOTE 20 -- QUARTERLY DATA (UNAUDITED)

1993                                                                 1ST QTR.   2ND QTR.   3RD QTR.   4TH QTR.
- -------------------------------------------------------------------  ---------  ---------  ---------  ---------
Sales..............................................................   $1,438.6   $1,452.0   $1,452.3   $1,620.1
Cost of sales......................................................      989.8      982.2      985.4    1,062.2
Net income.........................................................       57.3       71.4       80.9      112.6
  Per share........................................................       0.42       0.53       0.60       0.85

    The third quarter of 1993 includes a gain of $9.2 from the revaluation of deferred tax assets (see Note 4). The fourth quarter of 1993 benefited from a change in estimate of $33.4 for postemployment benefits (see Note 1) that was partially offset by accruals for facilities closures and other expenses in the amount of $26.9. Following is a summary of other significant items affecting 1993 results.

1993                                                                       1ST QTR   2ND QTR.   3RD QTR.   4TH QTR.
- ------------------------------------------------------------------------  ---------  ---------  ---------  ---------
Gain from litigation settlements (see Note 3)...........................             $    22.4  $    10.2
  After tax.............................................................                  13.9        6.3
  Per share.............................................................                  0.10       0.05
Special charges (see Note 3)............................................                 (23.2)     (28.0)
  After tax.............................................................                 (13.3)     (15.5)
  Per share.............................................................                 (0.10)     (0.12)

                        HONEYWELL INC. AND SUBSIDIARIES
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

NOTE 20 -- QUARTERLY DATA (UNAUDITED) (CONTINUED)

1992                                                               1st Qtr.    2nd Qtr.    3rd Qtr.    4th Qtr.
- ----------------------------------------------------------------  ----------  ----------  ----------  ----------
Sales...........................................................  $  1,481.6  $  1,485.8  $  1,550.0  $  1,705.2
Cost of sales...................................................     1,023.0     1,005.1     1,039.1     1,128.1
Income before extrarordinary item and cumulative effect of
 accounting changes                                                    113.4        81.8       172.6        32.1
  Per share.....................................................        0.82        0.58        1.25        0.23
Extroardinary item..............................................                                (5.5)       (3.1)
  Per share.....................................................                               (0.04)      (0.02)
Cumulative effect of accounting changes.........................      (144.5)
  Per share.....................................................       (1.04)
Net income......................................................       (31.1)       81.8       167.1        29.0
  Per share.....................................................       (0.22)       0.58        1.21        0.21

    The first quarter of 1992 includes the cumulative effects of adopting SFAS 106 (see Note 17), SFAS 109 (see Note 4) and SFAS 112 (see Note 1) at January 1, 1992. The 1992 impact of adopting these accounting changes was a decrease in income before income taxes of approximately $5.1 on a combined basis, or $3.4 ($0.03 per share) after income taxes, for each quarter. Other significant items affecting 1992 results include the following:

1992                                                                       1st Qtr    2nd Qtr.    3rd Qtr.   4th Qtr.
- ------------------------------------------------------------------------  ---------  -----------  ---------  ---------
Gain from litigation settlements (see Note 3)...........................  $   108.3   $    12.3   $   152.8  $    14.5
  After tax.............................................................       65.0         7.4        91.6        7.4
  Per share.............................................................       0.46        0.06        0.66       0.06
Special charges (see Note 3)............................................                                        (128.4)
  After tax.............................................................                                         (85.1)
  Per share.............................................................                                         (0.62)

                                                                                                Common Stock Price
                                                                                                 (New York Stock
                                                                                               Exchange Composite)
                                                                                   Dividends
1993                                                                               Per Share     High        Low
- --------------------------------------------------------------------------------  -----------  ---------  ---------
FIRST QUARTER...................................................................   $  .2225      $35 1/2    $31 1/2
SECOND QUARTER..................................................................      .2225       38 1/4     32 1/4
THIRD QUARTER...................................................................      .2225       39 3/8     34 5/8
FOURTH QUARTER..................................................................      .24             37         31

1992
- --------------------------------------------------------------------------------
First Quarter...................................................................   $  .20625     $37 7/8    $31 1/2
Second Quarter..................................................................      .20625      37 1/4     33 1/4
Third Quarter...................................................................      .20625      34 7/8     30 7/8
Fourth Quarter..................................................................      .2225       34 7/8     30 1/8

Stockholders of record on February 2, 1994, totaled 33,166.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    No report on Form 8-K reporting a change in Honeywell's certifying independent accountants has been filed within the 24 months prior to the date of the most recent financial statements.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Pages 3 through 9 and page 14 of the Honeywell Notice of 1994 Annual Meeting and Proxy Statement are incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

    Pages 14 through 20 of the Honeywell Notice of 1994 Annual Meeting and Proxy Statement are incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Pages 10 through 11 of the Honeywell Notice of 1994 Annual Meeting and Proxy Statement are incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    None.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (A) DOCUMENTS FILED AS A PART OF THIS REPORT

1.  FINANCIAL STATEMENTS
    The financial statements required to be filed as part of this Annual Report on Form 10-K are listed below with their location in this report.

                                                                                         PAGE
                                                                                       ---------
Honeywell Inc. and Subsidiaries:
  Independent Auditors' Report.......................................................         19
  Income Statement...................................................................         20
  Statement of Financial Position....................................................         21
  Statement of Cash Flows............................................................         22
  Notes to Financial Statements......................................................      23-41

2.  FINANCIAL STATEMENT SCHEDULES
    The schedules required to be filed as part of this Annual Report on Form 10-K are listed below with their location in this report.

                                                                                                     PAGE
                                                                                                     -----
Honeywell Inc. and Subsidiaries:
  Independent Auditors' Report..................................................................          19
  Schedules for the Years Ended December 31, 1993, 1992 and 1991:
            V  --         Property, Plant and Equipment.........................................          46
           VI  --         Accumulated Depreciation..............................................          47
         VIII  --         Valuation Reserves....................................................          48
           IX  --         Short-Term Borrowings.................................................          49
            X  --         Supplementary Income Statement Information............................          49

    All schedules, other than indicated above, are omitted because of the absence of the conditions under which they are required or because the information required is shown in the financial statements or notes thereto.

3.  EXHIBITS

    Documents Incorporated by Reference:

 (3)(a)      Restated  Certificate  of Incorporation  of Honeywell  Inc. dated  June 18,
             1991.
 (4)         Rights Agreement  between Honeywell  Inc. and  Manufacturers Hanover  Trust
             Company,  as  Rights Agent,  dated  as of  February  24, 1986,  Amended and
             Restated as of June 17, 1986, Amended and Restated as of December 12, 1988,
             Amended as of April 2, 1990.
(10)(iii)(a) Honeywell Key  Employee  Severance Plan,  as  amended, is  incorporated  by reference to Exhibit (10)(iii)(e) to Honeywell's Annual Report on Form 10-K
             for 1989.
(10)(iii)(b) 1984  Honeywell Key Employee Stock Option Plan, as amended, is incorporated by reference to Exhibit (10)(iii)(l)  to Honeywell's Annual Report on  Form
             10-K for 1992.
(10)(iii)(c) Honeywell  Supplementary Executive Retirement Plan for Mid-Career Hires, is
             incorporated by  reference to  Exhibit (10)(iii)(m)  to Honeywell's  Annual
             Report on Form 10-K for 1992.
(10)(iii)(d) Honeywell-Norwest  Rabbi Trust  Agreement, is incorporated  by reference to
             Exhibit (10)(iii)(n) to Honeywell's Annual Report on Form 10-K for 1992.
(28)(a)      Honeywell Notice of 1994 Annual Meeting and Proxy Statement.*
Exhibits submitted herewith:
             No instrument defining the rights of holders of long-term debt of Honeywell and its consolidated subsidiaries or  of any unconsolidated subsidiary  for which financial statements are required to be filed, is filed as an exhibit hereto  because there is no such instrument authorizing long-term debt in a total amount  exceeding  10% of  the  total  assets of  Honeywell  and  its subsidiaries  on a consolidated basis. Honeywell hereby agrees to furnish a copy of any such instrument to the Securities and Exchange Commission  upon request.
 (3)(b)      By-laws of Honeywell Inc., as amended through December 21, 1993.
(10)(i)      Credit  and  Reimbursement Agreement  dated as  of  December 9,  1993 among
             Honeywell Inc.,  Morgan  Guaranty Trust  Company  of New  York,  The  Chase
             Manhattan Bank, Bank of America National Trust and Savings Association, The
             Fuji Bank Limited and Citicorp USA, Inc.
(10)(iii)(e) 1993 Honeywell Stock and Incentive Plan.
(10)(iii)(f) 1988 Honeywell Stock and Incentive Plan, as amended.
(10)(iii)(g) Restricted-Stock Retirement Plan for Non-Employee Directors.
(10)(iii)(h) Honeywell Corporate Executive Compensation Plan, as amended.
(10)(iii)(i) Honeywell  Supplementary  Executive  Retirement  Plan  for  Compensation in
             Excess of $200,000, as amended.
(10)(iii)(j) Honeywell Supplementary Executive Retirement Plan for CECP Participants.
(10)(iii)(k) Honeywell Supplementary Retirement Plan, as amended.
(10)(iii)(l) Honeywell Supplementary Executive Retirement Plan for Benefits in Excess of
             Limits Under Tax Reform Act of 1986.
(10)(iii)(m) Honeywell Executive Life Insurance Agreement.
(10)(iii)(n) Form of Executive Termination Contract.
(10)(iii)(o) Honeywell Inc. Compensation Plan for Outside Directors.
(11)         Computation of Earnings Per Share.
(22)         Subsidiaries of Honeywell.
(24)         Consent of Independent Auditors.

(25)         Powers of Attorney.
(B)  REPORTS ON FORM 8-K
None

- ------------------------
*Only the portions of Exhibit (28)(a) specifically incorporated by reference are deemed filed with the Commission.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          HONEYWELL INC.

                                          By:       /s/ SIGURD UELAND, JR.

                                          --------------------------------------
                                             Sigurd Ueland, Jr., Vice President

Dated: March 4, 1994

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         SIGNATURE                                              TITLE
- ---------------------------  ---------------------------------------------------------------------------
M. R. BONSIGNORE             Chairman of the Board and Chief Executive Officer and Director
W. L. TRUBECK                Senior Vice President and Chief Financial Officer
W. M. HJERPE                 Vice President and Controller
A. J. BACIOCCO, JR.          Director
E. E. BAILEY                 Director
E. H. CLARK, JR.             Director
W. H. DONALDSON              Director
R. D. FULLERTON              Director
G. GREENWALD                 Director
J. J. HOWARD                 Director
G. M. JOSEPH                 Director
B. E. KARATZ                 Director
D. L. MOORE                  Director
A. B. RAND                   Director
J. J. RENIER                 Director
S. G. ROTHMEIER              Director
M. W. WRIGHT                 Director

                                          By:       /s/ SIGURD UELAND, JR.

                                          --------------------------------------
                                           Sigurd Ueland, Jr., ATTORNEY-IN-FACT
                                                           March 4, 1994

                                                                      SCHEDULE V

                        HONEYWELL INC. AND SUBSIDIARIES
                         PROPERTY, PLANT AND EQUIPMENT
              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                             (DOLLARS IN MILLIONS)

                                          BALANCE AT                                          TRANSERS          BALANCE AT
                                         BEGINNING OF   ADDITIONS AT                   RECLASSIFICATIONS, ETC.   CLOSE OF
            CLASSIFICATION                   YEAR           COST        RETIREMENTS         (NOTES 2 & 3)          YEAR
- ---------------------------------------  -------------  ------------  ---------------  -----------------------  -----------
Year ended December 31, 1993:
  Land.................................   $      78.5    $      0.1      $     1.8            $     0.3          $    77.1
  Buildings and improvements...........         621.7          24.4           50.6                 (5.6)             589.9
  Machinery and equipment..............       1,734.4         200.5          108.4                (12.3)           1,814.2
  Construction in progress.............          63.3           7.1                                (2.2)              68.2
                                         -------------  ------------       -------               ------         -----------
    Total..............................   $   2,497.9    $    232.1      $   160.8            $   (19.8)         $ 2,549.4
                                         -------------  ------------       -------               ------         -----------
                                         -------------  ------------       -------               ------         -----------
Year ended December 31, 1992:
  Land.................................   $      76.6    $      3.9      $     1.3            $    (0.7)         $    78.5
  Buildings and improvements...........         616.5          29.9           17.2                 (7.5)             621.7
  Machinery and equipment..............       1,673.8         218.5          120.4                (37.5)           1,734.4
  Construction in progress.............          79.7          (8.2)                               (8.2)              63.3
                                         -------------  ------------       -------               ------         -----------
    Total..............................   $   2,446.6    $    244.1      $   138.9            $   (53.9)         $ 2,497.9
                                         -------------  ------------       -------               ------         -----------
                                         -------------  ------------       -------               ------         -----------
Year ended December 31, 1991:
  Land.................................   $      78.2                    $     1.4            $    (0.2)         $    76.6
  Buildings and improvements...........         602.2    $     26.1           10.4                 (1.4)             616.5
  Machinery and equipment..............       1,542.2         227.8          101.5                  5.3            1,673.8
  Construction in progress.............          93.2         (13.7)                                0.2               79.7
                                         -------------  ------------       -------               ------         -----------
    Total..............................   $   2,315.8    $    240.2      $   113.3            $     3.9          $ 2,446.6
                                         -------------  ------------       -------               ------         -----------
                                         -------------  ------------       -------               ------         -----------

- ------------------------
Notes:  (1)  Property is  carried at  cost and  depreciated primarily  using the straight-line method over estimated  useful lives of  10 to 40  years for  buildings and improvements  and three to  15 years for machinery and equipment.
        (2)  Foreign currency translation adjustments amounted to $(26.1) in  1993,
             $(62.6) in 1992 and $0.1 in 1991.
        (3)  Includes $7.2 in 1993 and $17.4 in 1992 resulting from acquisitions.

                                                                     SCHEDULE VI

                        HONEYWELL INC. AND SUBSIDIARIES
                            ACCUMULATED DEPRECIATION
              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                             (DOLLARS IN MILLIONS)

                                                     BALANCE AT    ADDITIONS                       TRANSERS          BALANCE
                                                    BEGINNING OF   CHARGED TO                 RECLASSIFICATIONS,   AT CLOSE OF
  CLASSIFICATION                                        YEAR         INCOME     RETIREMENTS      ETC. (NOTE)          YEAR
- --------------------------------------------------  ------------   ----------   -----------   ------------------   -----------
Year ended December 31, 1993:
  Buildings and improvements......................  $     274.4    $    32.7    $     24.7    $            (2.7)   $    279.7
  Machinery and equipment.........................      1,110.0        202.6          91.3                (13.6)      1,207.7
                                                    ------------   ----------   -----------              ------    -----------
    Total.........................................  $   1,384.4    $   235.3    $    116.0    $           (16.3)   $  1,487.4
                                                    ------------   ----------   -----------              ------    -----------
                                                    ------------   ----------   -----------              ------    -----------
Year ended December 31, 1992:
  Buildings and improvements......................  $     259.4    $    33.1    $     11.9    $            (6.2)   $    274.4
  Machinery and equipment.........................      1,041.0        209.7         104.6                (36.1)      1,110.0
                                                    ------------   ----------   -----------              ------    -----------
    Total.........................................  $   1,300.4    $   242.8    $    116.5    $           (42.3)   $  1,384.4
                                                    ------------   ----------   -----------              ------    -----------
                                                    ------------   ----------   -----------              ------    -----------
Year ended December 31, 1991:
  Buildings and improvements......................  $     237.3    $    32.0    $      9.3    $            (0.6)   $    259.4
  Machinery and equipment.........................        928.2        206.5          95.9                  2.2       1,041.0
                                                    ------------   ----------   -----------              ------    -----------
    Total.........................................  $   1,165.5    $   238.5    $    105.2    $             1.6    $  1,300.4
                                                    ------------   ----------   -----------              ------    -----------
                                                    ------------   ----------   -----------              ------    -----------

- --------------------------
Note: Foreign currency translation adjustments amounted to $(17.2) in 1993, $(38.6) in 1992 and $0.7 in 1991.

                                                                   SCHEDULE VIII

                        HONEYWELL INC. AND SUBSIDIARIES
                               VALUATION RESERVES
              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                             (DOLLARS IN MILLIONS)

                                                           BALANCE AT       ADDITIONS         DEDUCTIONS        BALANCE
                                                            BEGINNING       CHARGED TO           FROM          AT CLOSE
                                                             OF YEAR          INCOME           RESERVES         OF YEAR
                                                          -------------  ----------------  -----------------  -----------
Reserves deducted from assets to which they apply --
 allowance for doubtful accounts:
         RECEIVABLES -- CURRENT
- --------------------------------------------------------
Year ended December 31, 1993............................    $    26.7      $     9.1(1)      $    11.5(2)      $    24.3
                                                          -------------       ------            ------        -----------
                                                          -------------       ------            ------        -----------
Year ended December 31, 1992............................    $    26.3      $    13.1(1)      $    12.7(2)      $    26.7
                                                          -------------       ------            ------        -----------
                                                          -------------       ------            ------        -----------
Year ended December 31, 1991............................    $    24.9      $    17.7(1)      $    16.3(2)      $    26.3
                                                          -------------       ------            ------        -----------
                                                          -------------       ------            ------        -----------
         LONG-TERM RECEIVABLES
- --------------------------------------------------------
Year ended December 31, 1993............................    $     0.8      $    --           $     0.3(2)      $     0.5
                                                          -------------       ------            ------        -----------
                                                          -------------       ------            ------        -----------
Year ended December 31, 1992............................    $     1.7      $    --           $     0.9(2)      $     0.8
                                                          -------------       ------            ------        -----------
                                                          -------------       ------            ------        -----------
Year ended December 31, 1991............................    $     1.4      $     0.3(1)      $    --           $     1.7
                                                          -------------       ------            ------        -----------
                                                          -------------       ------            ------        -----------
Reserves deducted from assets to which they apply --
 valuation reserve:
         LONG-TERM RECEIVABLES
- --------------------------------------------------------
Year ended December 31, 1993............................    $     2.9      $     0.7(1)      $    --           $     3.6
                                                          -------------       ------            ------        -----------
                                                          -------------       ------            ------        -----------
Year ended December 31, 1992............................    $     7.9      $    --           $     5.0(4)      $     2.9
                                                          -------------       ------            ------        -----------
                                                          -------------       ------            ------        -----------
Year ended December 31, 1991............................    $     5.5      $     2.4(3)      $    --           $     7.9
                                                          -------------       ------            ------        -----------
                                                          -------------       ------            ------        -----------
Reserves deducted from assets to which they apply --
 allowance for amortization of intangibles:
         GOODWILL
- --------------------------------------------------------
Year ended December 31, 1993............................    $    30.4      $     6.7(5)      $     2.8(6)      $    34.3
                                                          -------------       ------            ------        -----------
                                                          -------------       ------            ------        -----------
Year ended December 31, 1992............................    $    24.8      $     5.3(5)      $    (0.3)(6)     $    30.4
                                                          -------------       ------            ------        -----------
                                                          -------------       ------            ------        -----------
Year ended December 31, 1991............................    $    21.5      $     3.7(5)      $     0.4(6)      $    24.8
                                                          -------------       ------            ------        -----------
                                                          -------------       ------            ------        -----------
         PATENTS, LICENSES AND TRADEMARKS
- --------------------------------------------------------
Year ended December 31, 1993............................    $   144.2      $    25.8(5)      $    --           $   170.0
                                                          -------------       ------            ------        -----------
                                                          -------------       ------            ------        -----------
Year ended December 31, 1992............................    $   119.8      $    24.4(5)      $    --           $   144.2
                                                          -------------       ------            ------        -----------
                                                          -------------       ------            ------        -----------
Year ended December 31, 1991............................    $    96.0      $    23.9(5)      $     0.1(6)      $   119.8
                                                          -------------       ------            ------        -----------
                                                          -------------       ------            ------        -----------
         SOFTWARE AND OTHER INTANGIBLES
- --------------------------------------------------------
Year ended December 31, 1993............................    $   117.8      $    17.1(5)      $    (0.5)(6)     $   135.4
                                                          -------------       ------            ------        -----------
                                                          -------------       ------            ------        -----------
Year ended December 31, 1992............................    $    96.1      $    20.2(5)      $    (1.5)(6)     $   117.8
                                                          -------------       ------            ------        -----------
                                                          -------------       ------            ------        -----------
Year ended December 31, 1991............................    $    77.0      $    19.9(5)      $     0.8(6)      $    96.1
                                                          -------------       ------            ------        -----------
                                                          -------------       ------            ------        -----------

- --------------------------
Notes: (1) Represents  amounts included in  selling, general and  administrative expenses.
       (2) Represents uncollectible accounts written off, less recoveries and translation adjustments.
       (3) Represents amounts charged against interest income to reduce long-term interest bearing notes receivable from sale of assets to an amount which approximates realizable value.
       (4) Represents reclassification of amount to other liabilities.
       (5) Represents amounts included in cost of sales.
       (6) Represents removal of fully amortized amounts and translation adjustments.

                                                                     SCHEDULE IX

                        HONEYWELL INC. AND SUBSIDIARIES
                             SHORT-TERM BORROWINGS
              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                             (DOLLARS IN MILLIONS)

                                                                                        AVERAGE           WEIGHTED
                                                                                        BALANCE            AVERAGE
                                                       WEIGHTED                       OUTSTANDING       INTEREST RATE
                                      BALANCE AT        AVERAGE         MAXIMUM         DURING             FOR THE
                                         CLOSE         INTEREST        MONTH-END       THE YEAR             YEAR
                                        OF YEAR          RATE           BALANCE        (NOTE 2)           (NOTE 3)
                                     -------------  ---------------  -------------  ---------------  -------------------
1993 --
  Banks (Note 1)...................    $     6.6           10.1%       $     6.6       $     3.5               7.1%
  Bank notes.......................       --              --                81.0            36.9               3.2
  Commercial paper.................        181.0            3.3            241.0           198.8               3.2
    Total..........................    $   187.6            3.5%       $   311.5       $   239.2               3.2%
                                     -------------          ---      -------------       -------               ---
                                     -------------          ---      -------------       -------               ---
1992 --
  Banks (Note 1)...................    $     1.1            5.9%       $     7.9       $     2.9              10.3%
  Bank notes.......................         20.0            3.6             54.0            23.6               3.6
  Commercial paper.................        161.0            3.6            236.0           121.3               3.7
    Total..........................    $   182.1            3.6%       $   239.3       $   147.8               3.8%
                                     -------------          ---      -------------       -------               ---
                                     -------------          ---      -------------       -------               ---
1991 --
  Banks (Note 1)...................    $     2.0            9.0%       $    45.5       $    24.8              11.4%
  Bank notes.......................       --              --                57.0            11.0               5.4
  Commercial paper.................         90.0            4.8            201.9           109.8               5.8
    Total..........................    $    92.0            4.9%       $   245.9       $   145.6               6.7%
                                     -------------          ---      -------------       -------               ---
                                     -------------          ---      -------------       -------               ---

- ------------------------
Notes: (1) Borrowings are made against established credit facilities,  primarily foreign currencies.
      (2) The average monthly borrowing is calculated using month-end balances outstanding during the year.
      (3) The approximate weighted average is calculated by dividing the related interest expense by average monthly borrowings.

                            ------------------------

                                                                      SCHEDULE X

                        HONEYWELL INC. AND SUBSIDIARIES
                   SUPPLEMENTARY INCOME STATEMENT INFORMATION
              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                             (DOLLARS IN MILLIONS)

                                                                                           1993       1992       1991
                                                                                         ---------  ---------  ---------
Maintenance and repairs................................................................  $    77.6  $    81.3  $    76.7
                                                                                         ---------  ---------  ---------
                                                                                         ---------  ---------  ---------
Taxes, other than payroll and income taxes.............................................  $    62.3  $    57.2  $    55.1
                                                                                         ---------  ---------  ---------
                                                                                         ---------  ---------  ---------

- ------------------------
Note:  Depreciation  and  amortization  of  intangible  assets,  royalties   and
      advertising are excluded because none exceeded 1% of total revenue.

                                                                    EXHIBIT (11)

                        HONEYWELL INC. AND SUBSIDIARIES
                       COMPUTATION OF EARNINGS PER SHARE
                   FOR THE FIVE YEARS ENDED DECEMBER 31, 1993
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

                                                                   1993         1992         1991         1990         1989
                                                                -----------  -----------  -----------  -----------  -----------
Primary:
Income:
  Income from continuing operations...........................  $     322.2  $     399.9  $     331.1  $     371.8  $     550.3
  Income from discontinued operations.........................                                                10.1         53.8
                                                                -----------  -----------  -----------  -----------  -----------
  Income before extraordinary item and cumulative effect of
   accounting changes.........................................        322.2        399.9        331.1        381.9        604.1
  Extraordinary item -- loss on early redemption of debt......                      (8.6)
  Cumulative effect of accounting changes (Note)..............                    (144.5)
                                                                -----------  -----------  -----------  -----------  -----------
    Net income................................................  $     322.2  $     246.8  $     331.1  $     381.9  $     604.1
                                                                -----------  -----------  -----------  -----------  -----------
                                                                -----------  -----------  -----------  -----------  -----------
Shares:
  Weighted average of shares outstanding during the year......  134,242,394  138,525,414  140,868,222  151,759,942  170,404,548
                                                                -----------  -----------  -----------  -----------  -----------
                                                                -----------  -----------  -----------  -----------  -----------
Earnings per share:
  Continuing operations.......................................  $      2.40  $      2.88  $      2.35  $      2.45  $      3.23
  Discontinued operations.....................................                                                0.07         0.32
                                                                -----------  -----------  -----------  -----------  -----------
  Income before extraordinary item and cumulative effect of
    accounting changes........................................         2.40         2.88         2.35         2.52         3.55
  Extraordinary item -- loss on early redemption of debt......                     (0.06)
  Cumulative effect of accounting changes (Note)..............                     (1.04)
                                                                -----------  -----------  -----------  -----------  -----------
    Net income................................................  $      2.40  $      1.78  $      2.35  $      2.52  $      3.55
                                                                -----------  -----------  -----------  -----------  -----------
                                                                -----------  -----------  -----------  -----------  -----------
Assuming full dilution:
Income:
  Income from continuing operations...........................  $     322.2  $     399.9  $     331.1  $     371.8  $     550.3
  Income from discontinued operations.........................                                                10.1         53.8
                                                                -----------  -----------  -----------  -----------  -----------
  Income before extraordinary item and cumulative effect of
    accounting changes........................................        322.2        399.9        331.1        381.9        604.1
  Extraordinary item -- loss on early redemption of debt......                      (8.6)
  Cumulative effect of accounting changes (Note)..............                    (144.5)
                                                                -----------  -----------  -----------  -----------  -----------
    Net income................................................  $     322.2  $     246.8  $     331.1  $     381.9  $     604.1
                                                                -----------  -----------  -----------  -----------  -----------
                                                                -----------  -----------  -----------  -----------  -----------
Shares:
  Weighted average of shares outstanding during the year......  134,242,394  138,525,414  140,868,222  151,759,942  170,404,548
  Shares issuable in connection with stock plans less shares
    purchaseable from proceeds................................    1,069,901    1,599,395    2,120,234    1,410,826    2,426,676
                                                                -----------  -----------  -----------  -----------  -----------
    Total shares..............................................  135,312,295  140,124,809  142,988,456  153,170,768  172,831,224
                                                                -----------  -----------  -----------  -----------  -----------
                                                                -----------  -----------  -----------  -----------  -----------
Earnings per share:
  Continuing operations.......................................  $      2.38  $      2.85  $      2.32  $      2.43  $      3.19
  Discontinued operations.....................................                                                0.06         0.31
                                                                -----------  -----------  -----------  -----------  -----------
  Income before extraordinary item and cumulative effect of
    accounting changes........................................         2.38         2.85         2.32         2.49         3.50
  Extraordinary item -- loss on early redemption of debt......                     (0.06)
  Cumulative effect of accounting changes (Note)..............                     (1.03)
                                                                -----------  -----------  -----------  -----------  -----------
    Net income................................................  $      2.38  $      1.76  $      2.32  $      2.49  $      3.50
                                                                -----------  -----------  -----------  -----------  -----------
                                                                -----------  -----------  -----------  -----------  -----------

- ------------------------------
Note:   The cumulative  effect of accounting  changes in 1992  are the result of adopting Statement of Financial Accounting Standards (SFAS) No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," which reduced net income by $151.3 ($1.09 per share); SFAS No. 109, "Accounting for Income Taxes," which increased net income by $31.4 ($0.23 per share); and SFAS No. 112, "Employers' Accounting for Postemployment Benefits," which reduced net income by $24.6 ($0.18 per share).

                                                                    EXHIBIT (24)

                        CONSENT OF INDEPENDENT AUDITORS

Honeywell Inc.:

    We consent to the incorporation by reference in Registration Statements Nos. 2-64351, 2-98660, 33-29442, 33-44282, 33-44283, 33-44284 and 33-49819 on Form
S-8, and No. 33-62300 on Form S-3, of our reports dated February 11, 1994, appearing in and incorporated by reference in the Annual Report on Form 10-K of Honeywell Inc. for the year ended December 31, 1993.

Deloitte & Touche
Minneapolis, Minnesota
March 3, 1994