Form 10-K/A
period 1993-12-31
HONEYWELL INC
filed 1994-05-10
CIK 48305

                                   FORM 10-K/A

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C.  20549

                       AMENDMENT TO APPLICATION OR REPORT

          Filed pursuant to Section 12, 13, or 15(d) of THE SECURITIES

                              EXCHANGE ACT OF 1934

                                 HONEYWELL INC.
      ---------------------------------------------------------------------
               (Exact name of registrant as specified in charter)

                                AMENDMENT NO. 1

     The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report Under Section 12 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended December 31, 1993 on Form 10-K as set forth below:

     (List all such items, financial statements, exhibits or other portions amended)

     Exhibit 10(i) to the report, which was filed with portions thereof redacted pursuant to a Request for Confidential Treatment of same, is hereby supplemented by filing same herewith in its entirety.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        HONEYWELL INC.
                                        (Registrant)


Date:  May 10, 1994                     By:
                                            -------------------------------
                                             Edward D. Grayson
                                             Vice President and
                                             General Counsel