Form 10-Q
period 1994-04-03
HONEYWELL INC
filed 1994-05-18
CIK 48305

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.    20549

                                    FORM 10-Q

(MARK ONE)

/x/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 1994

                                       OR

/ /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the transition period from:    NOT APPLICABLE


                            Commission File No. 1-971


                                 HONEYWELL INC.
             (Exact name of registrant as specified in its charter)

                    DELAWARE                      41-0415010
         (State or other jurisdiction          (I.R.S. Employer
                 of incorporation)            Identification No.)

                 Honeywell Plaza, Minneapolis, Minnesota  55408
              (Address of principal executive offices)  (Zip Code)

                                 (612) 951-1000
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes   x        No
                                    -----         -----

As of April 3, 1994, the number of shares outstanding of the registrant's common stock, $1.50 par value, was 130,081,036.

                        PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements


                                INCOME STATEMENT
                         HONEYWELL INC. AND SUBSIDIARIES
                                   (UNAUDITED)

                                                           FIRST QUARTER
                                                  -------------------------
(DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)          1994           1993
...........................................................................
SALES                                             $  1,347.9     $  1,438.6
                                                  ----------     ----------

COSTS AND EXPENSES

      Cost of sales                                    917.3          989.8
      Research and development                          72.2           78.9
      Selling, general and administrative              270.6          267.3
      Interest - net                                    12.6           14.8
      Equity loss                                        1.2            0.3
                                                  ----------     ----------
                                                     1,273.9        1,351.1
                                                  ----------     ----------

INCOME BEFORE INCOME TAXES                              74.0           87.5

PROVISION FOR INCOME TAXES                              26.3           30.2
                                                  ----------     ----------

NET INCOME                                        $     47.7     $     57.3
                                                  ----------     ----------
                                                  ----------     ----------


EARNINGS PER COMMON SHARE                         $     0.36     $     0.42
                                                  ----------     ----------
                                                  ----------     ----------


AVERAGE NUMBER OF COMMON SHARES OUTSTANDING      130,837,509    136,122,503

                                                                          Page 3
                             STATEMENT OF CASH FLOWS
                         HONEYWELL INC. AND SUBSIDIARIES
                                   (UNAUDITED)

                                                                               THREE MONTHS
                                                                        -----------------------
(DOLLARS IN MILLIONS)                                                       1994           1993
...............................................................................................
Cash Flows from Operating Activities
   Net income                                                           $   47.7       $   57.3
   Adjustments to reconcile net income to net cash flows
   from operating activities:
      Depreciation                                                          57.6           61.1
      Amortization of intangibles                                           12.5           12.8
      Deferred income taxes                                                  1.0            0.6
      Equity loss, net of dividends received                                 1.2            0.3
      Loss on sale of assets                                                 0.5            2.3
      Contributions to employee stock plans                                  8.7            8.2
      Decrease in receivables                                                9.0           24.5
      (Increase) decrease in inventories                                   (44.9)           4.4
      Decrease in accounts payable                                         (61.8)         (43.6)
      Increase in accrued income taxes and interest                         23.6           13.3
      Other changes in working capital, excluding short-term
      investments and short-term debt                                       16.5          (58.9)
      Other noncurrent items - net                                         (16.1)          (4.8)
                                                                        --------       --------
   Net cash flows from operating activities                                 55.5           77.5
                                                                        --------       --------

Cash Flows from Investing Activities

   Proceeds from sale of assets                                              6.2            0.2
   Capital expenditures                                                    (65.2)         (51.5)
   Investment in acquisitions                                               (5.7)
   (Increase) decrease in short-term investments                             1.4          (15.1)
   Other - net                                                              21.2           (5.2)
                                                                        --------       --------
   Net cash flows from investing activities                                (42.1)         (71.6)
                                                                        --------       --------

Cash Flows from Financing Activities
   Net increase in short-term debt                                          67.2           70.3
   Repayment of long-term debt                                              (0.2)          (6.0)
   Purchase of treasury stock                                              (58.6)         (55.6)
   Proceeds from employee stock plans                                        3.5            3.7
   Dividends paid                                                          (31.3)         (30.4)
                                                                        --------       --------
   Net cash flows from financing activities                                (19.4)         (18.0)
                                                                        --------       --------

Effect of Exchange Rate Changes on Cash                                      0.2           (4.3)
                                                                        --------       --------

Decrease in Cash and Cash Equivalents                                       (5.8)         (16.4)

Cash and Cash Equivalents at Beginning of Year                             242.3          342.4
                                                                        --------       --------

Cash and Cash Equivalents at End of Three Months                        $  236.5       $  326.0
                                                                        --------       --------
                                                                        --------       --------

                         STATEMENT OF FINANCIAL POSITION
                         HONEYWELL INC. AND SUBSIDIARIES
                                   (UNAUDITED)


(DOLLARS IN MILLIONS)                                              April 3, 1994   December 31, 1993
......................................................................................................
ASSETS
Current Assets
        Cash and cash equivalents                                     $    236.5         $    242.3
        Short-term investments                                              12.4               13.8
        Receivables (less allowance for doubtful accounts:
         1994, $24.5; 1993, $24.3)                                       1,262.3            1,275.9
        Inventories (less progress billing on uncompleted
         contracts: 1994, $44.5; 1993, $36.8)                              796.2              760.1
        Deferred income taxes                                              260.4              258.1
                                                                      ----------         ----------
                                                                         2,567.8            2,550.2
Investment and Advances                                                    198.4              227.7
Property, Plant and Equipment
        Property, plant and equipment                                    2,600.0            2,549.4
        Less accumulated depreciation                                    1,532.4            1,487.4
                                                                      ----------         ----------
                                                                         1,067.6            1,062.0
Other Assets
        Long-term receivables (less allowance for doubtful
         accounts: 1994, $0.4; 1993, $0.5)                                  61.1               51.3
        Intangible assets                                                  476.7              489.1
        Deferred income taxes                                               63.8               63.8
        Other                                                              168.0              154.0
                                                                      ----------         ----------
Total Assets                                                          $  4,603.4         $  4,598.1
                                                                      ----------         ----------
                                                                      ----------         ----------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
        Short-term debt                                               $    252.0         $    187.9
        Accounts payable                                                   318.5              381.9
        Customer advances                                                   89.2               61.4
        Accrued income taxes                                               336.2              320.8
        Deferred income taxes                                               11.1               10.2
        Other accrued liabilities                                          882.5              893.9
                                                                      ----------         ----------
                                                                         1,889.5            1,856.1
Long-Term Debt                                                             503.1              504.0
Deferred Income Taxes                                                       29.7               27.6
Other Liabilities                                                          441.3              437.4
Stockholders' Equity
        Common stock - $1.50 par value
        Authorized - 250,000,000 shares
        Issued - 1994 - 188,301,569 shares                                 282.5
                 1993 - 188,328,570 shares                                                    282.5
        Additional paid-in capital                                         438.5              431.5
        Retained earnings                                                2,463.6            2,447.3
        Treasury stock - 1994 - 58,220,533 shares                       (1,481.3)
                         1993 - 56,769,007 shares                                          (1,428.4)
        Accumulated foreign currency translation                            49.3               52.9
        Pension liability adjustment                                       (12.8)             (12.8)
                                                                      ----------         ----------
                                                                         1,739.8            1,773.0
                                                                      ----------         ----------
Total Liabilities and Stockholders' Equity                            $  4,603.4        $   4,598.1
                                                                      ----------         ----------
                                                                      ----------         ----------

                          NOTES TO FINANCIAL STATEMENTS
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


(1) The financial information and statements of companies owned 20 percent to 50 percent accounted for using the equity method are omitted pursuant to Rule 10-01 of Regulation S-X.

(2)  Interest consists of the following:

                                 First Quarter
                              --------------------
                               1994           1993
                               ----           ----
      Interest expense        $16.4          $18.6
      Interest income         ( 3.8)         ( 3.8)
                              -----          -----
      Total                   $12.6          $14.8
                              -----          -----
                              -----          -----

     Interest paid amounted to $10.9 and $9.8 for the first quarters of 1994 and 1993, respectively.

(3) Income tax provisions for interim periods are based on estimated effective annual income tax rates. Income tax expense varies from the normal U.S. statutory tax rate primarily because of state taxes and variations in the tax rates on foreign source income. While a portion of the annual tax provisions will be deferred income taxes, it is not practicable to determine the amount or composition of deferred income taxes for interim periods. Income taxes paid, net of refunds received, amounted to $3.8 and $19.0 for the first quarters of 1994 and 1993 respectively.

(4) Dividends per share of common stock were $.24 and $.2225 for the first quarters of 1994 and 1993 respectively.

(5)  Inventories consist of the following:

                                                    April 3,   December 31,
                                                        1994           1993
                                                   ---------   ------------
      Finished goods                                $  307.6       $  265.3
      Inventories related to long-term contracts        96.1           97.7
      Work in process                                  168.5          168.1
      Raw materials and supplies                       224.0          229.0
                                                    --------       --------
      Total                                         $  796.2       $  760.1
                                                    --------       --------
                                                    --------       --------

(6)  Litton Litigation.

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

     The court has yet to rule on significant, complex and interrelated issues that could alter or eliminate the jury verdict; therefore, Honeywell and its counsel have determined that it is not possible to estimate the amount of damages, if any, that ultimately may be incurred. As a result, no provision has been made in the financial statements with respect to this contingent liability.

(7) As of April 3, 1994, Honeywell had reserved 19,403,657 shares of common stock for the issuance of shares in connection with employee stock option and stock bonus plans.

(8) The figures set forth in this quarterly report are unaudited but, in the opinion of the registrant, include all adjustments necessary for a fair presentation of the results of operations for the three-month periods ended April 3, 1994, and April 4, 1993, respectfully. Honeywell's accounting policies are described in the notes to financial statements in its 1993 Annual Report on Form 10-K.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Net income in the first quarter of 1994 was $47.7 million ($0.36 per share) compared with $57.3 million ($0.42 per share) in the first quarter of 1993.

Worldwide sales were $1.348 billion in the first quarter of 1994, compared with $1.439 billion in 1993. Home and Building Control sales increased 6 percent, benefiting from an improving U.S. economy and growing consumer confidence. Home Control gained market share as a result of continued acceptance of new products. Home Control also benefited from inventory restocking as distributors responded to improved demand, primarily in the United States. Building Control experienced solid growth with its comprehensive energy retrofit and service solutions. Excluding year-earlier results for the Keyboard business, which was sold in July 1993, Industrial Control sales were flat for the quarter. Industrial Automation and Control continued to make inroads in key markets, such as hydrocarbon processing and pulp and paper, with additional sales of TotalPlant-R- open solutions. Control Components benefited in the first quarter from an improved durable goods market in the United States. The business introduced SDS-TM-
Smart Distributed System, a revolutionary sensor network for distributed machine control. As expected, Space and Aviation Control sales, which declined 21 percent, reflect lower aircraft production rates and reduced government spending. Other sales, which include various operations that do not correspond with Honeywell's primary business segments, such as the Solid State Electronics Center and the Honeywell Technology Center, declined in the first quarter of 1994.

Worldwide operating profit was $109.1 million in the first quarter of 1994, compared with $123.8 million in the first quarter of 1993. Home and Building Control operating profit increased 10 percent benefiting from increasing volume in an improving U.S. economy, growing consumer confidence and favorable developments in certain employee-related liabilities. Industrial Control operating profit declined 10 percent, primarily as a result of increased R&D expenditures. Lower aircraft production rates and reduced government spending resulted in a 36 percent decline in operating profit for Space and Aviation Control. Other operations had a small operating loss compared with a small operating profit in 1993.

Total worldwide orders increased 20 percent, compared with the first quarter of 1993. Home and Building Control orders increased 10 percent from year-earlier levels, with order activity in the targeted segments of schools and health-care and industrial facilities up more than 20 percent. On a comparable basis, Industrial Control orders were up 11 percent from year- earlier levels. Orders in Space and Aviation Control were up more than 20 percent in the quarter as Space Systems was awarded a significant contract to supply command and data-handling systems for the International Space Station Alpha, and as Military Avionics reported strong retrofit orders.


FINANCIAL CONDITION

Cash flow generated from operations net of investment activities for the first quarter of 1994 was $13.4 million.

Debt as a percentage of total capital at the end of the first quarter was 30.3 percent compared with 28.1 percent at the end of 1993. Long-term debt declined $1 million and short-term debt increased $64 million from 1993 year-end to finance general corporate requirements, including working capital.

Common shares outstanding decreased by 1,478,527 from the end of 1993 to 130.1 million. Shares repurchased during the first quarter of 1994 totaled 1,833,000 at a cost of $61.2 million. Shares issued through employee stock plans totaled 354,473. Stockholders' equity decreased to $1,740 million from $1,773 million at the end of 1993. The decrease in stockholders' equity includes a $16 million addition to retained earnings resulting from current year earnings less dividends offset by $46 million in net treasury stock transactions and a $3 million reduction due to changes in the accumulated foreign currency translation balance.

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

On April 3, 1994, Honeywell had $1,875 million of committed credit lines with fourteen banks. There were no borrowings under these lines. In addition, certain foreign units had $333 million in credit lines available at the end of the first quarter. The company believes its liquidity is adequate to meet its financing requirements, including support of commercial paper and bank note borrowings and an appeal bond that could be required in the Litton litigation.

Honeywell's credit ratings remained unchanged during the quarter. Ratings for long-term and short-term debt are, respectively, A/A- 1 by Standard and Poor's Corporation, A/Duff1 by Duff and Phelps Corporation, and A3/P-2 by Moody's Investor Service, Inc. On August 31, 1993, Moody's Investor Service, Inc. placed Honeywell on credit watch status as a result of the jury verdict in the Litton litigation. Any lowering of Honeywell's present credit ratings could lead to higher interest costs by potentially reducing Honeywell's ability to access the commercial paper market and other unsecured borrowing sources on terms as favorable as those currently available.

                          PART II.    OTHER INFORMATION

Item 1.   Legal Proceedings

         As previously reported in Item 3. "Legal Proceedings" of Part I of Honeywell's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, Honeywell is a defendant in a lawsuit filed by Litton Systems Inc. alleging patent infringement relating to the process used by Honeywell to coat mirrors incorporated in its ring laser gyroscopes; attempted monopolization by Honeywell of certain alleged markets for products containing ring laser gyroscopes; and intentional interference by Honeywell with Litton's prospective advantage in European markets and with its contractual relationships with Ojai Research, Inc., a California corporation.

         The information reported in Note (6) to the Financial Statements set forth in Item 1 of Part I of this report and the information reported in Item 2 of Part I of this report regarding the financial condition of the company, both with respect to recent developments in this litigation, are incorporated by reference into this Item 1.

Item 6.   Exhibits and Reports on Form 8-K

         (a)  Exhibits:

              (11)  Computation of Earnings Per Share.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   HONEYWELL INC.



Date:    May 18, 1994              By: /s/ E. D. Grayson
                                       -------------------------------------
                                       E. D. Grayson
                                       Vice President and General Counsel



Date:    May 18, 1994              By: /s/ W. M. Hjerpe
                                       -------------------------------------
                                       W. M. Hjerpe
                                       Vice President and Controller
                                       (Chief Accounting Officer)