Form 10-Q
period 1994-07-03
HONEYWELL INC
filed 1994-08-03
CIK 48305

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.    20549

                                    FORM 10-Q

(MARK ONE)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 1994

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

As of July 3, 1994, the number of shares outstanding of the registrant's common stock, $1.50 par value, was 129,253,023.

                        PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements


                                INCOME STATEMENT
                         HONEYWELL INC. AND SUBSIDIARIES
                                   (UNAUDITED)

                                                          Second Quarter
                                                 _____________________________
(DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)         1994               1993
..............................................................................

SALES                                            $  1,463.8         $  1,452.0
                                                 ----------         ----------

COSTS AND EXPENSES
     Cost of sales                                  1,001.8              982.2
     Research and development                          82.1               86.2
     Selling, general and administrative              278.4              266.4
     Litigation settlements and special charges                            0.8
     Interest - net                                    15.3               13.7
     Equity income                                    (2.0)              (6.3)
                                                 ----------         ----------
                                                    1,375.6            1,343.0
                                                 ----------         ----------


INCOME BEFORE INCOME TAXES                             88.2              109.0

PROVISION FOR INCOME TAXES                             31.3               37.6
                                                 ----------         ----------

NET INCOME                                            $56.9              $71.4
                                                 ----------         ----------
                                                 ----------         ----------


EARNINGS PER COMMON SHARE                             $0.44              $0.53
                                                 ----------         ----------
                                                 ----------         ----------


                                INCOME STATEMENT
                         HONEYWELL INC. AND SUBSIDIARIES
                                   (UNAUDITED)

                                                          Six Months
                                                    __________________________

(DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)          1994              1993
..............................................................................

SALES                                               $2,811.7          $2,890.6
                                                    --------          --------

COSTS AND EXPENSES
     Cost of sales                                   1,919.1           1,972.0
     Research and development                          154.3             165.1
     Selling, general and administrative               549.0             533.7
     Litigation settlements and special charges                            0.8
     Interest - net                                     27.9              28.5
     Equity income                                      (0.8)             (6.0)
                                                    --------          --------
                                                     2,649.5           2,694.1
                                                    --------          --------

INCOME BEFORE INCOME TAXES                             162.2             196.5

PROVISION FOR INCOME TAXES                              57.6              67.8
                                                    --------          --------

NET INCOME                                          $  104.6          $  128.7
                                                    --------          --------
                                                    --------          --------

EARNINGS PER COMMON SHARE                           $   0.80          $   0.95
                                                    --------          --------
                                                    --------          --------


AVERAGE NUMBER OF COMMON SHARES OUTSTANDING      130,172,681       135,506,529



                             STATEMENT OF CASH FLOWS
                         HONEYWELL INC. AND SUBSIDIARIES
                                   (UNAUDITED)



                                                                         Six Months
                                                                   -----------------------
(DOLLARS IN MILLIONS)                                                  1994           1993
....................................................................................................................................

Cash Flows from Operating Activities
  Net income                                                       $  104.6       $  128.7
  Adjustments to reconcile net income to net cash flows
   from operating activities:
    Depreciation                                                      116.4          120.9
    Amortization of intangibles                                        24.8           24.4
    Deferred income taxes                                               6.4            1.5
    Equity income, net of dividends received                            0.3           (4.7)
    Loss on sale of assets                                              1.2            2.8
    Contributions to employee stock plans                              15.2           15.3
    (Increase) decrease in receivables                                (17.0)           3.5
    Increase in inventories                                           (50.3)         (25.6)
    Decrease in accounts payable                                      (46.5)         (40.3)
    Increase (decrease) in accrued income taxes and interest          (25.6)           4.9
    Other changes in working capital, excluding short-term
        investments and short-term debt                                (6.7)         (47.6)
    Other noncurrent items - net                                      (24.4)         (40.5)
                                                                   --------       --------
  Net cash flows from operating activities                             98.4          143.3
                                                                   --------       --------

Cash Flows from Investing Activities

  Reduction of investment in Sperry Aerospace Group                                   20.0
  Proceeds from sale of assets                                          7.0            6.0
  Capital expenditures                                               (129.3)        (109.9)
  Investment in acquisitions                                          (44.9)          (5.1)
  Increase in short-term investments                                   (4.0)         (12.4)
  Other - net                                                          19.6           (3.9)
                                                                   --------       --------
  Net cash flows from investing activities                           (151.6)        (105.3)
                                                                   --------       --------

Cash Flows from Financing Activities
  Net increase in short-term debt                                     161.7           73.2
  Proceeds from issuance of long-term debt                             26.4
  Repayment of long-term debt                                          (0.2)          (6.8)
  Purchase of treasury stock                                          (94.1)        (121.5)
  Proceeds from employee stock plans                                    4.1           12.3
  Dividends paid                                                      (62.3)         (60.5)
                                                                   --------       --------
  Net cash flows from financing activities                             35.6         (103.3)
                                                                   --------       --------

Effect of Exchange Rate Changes on Cash                                 8.3           (8.7)
                                                                   --------       --------

Decrease in Cash and Cash Equivalents                                  (9.3)         (74.0)

Cash and Cash Equivalents at Beginning of Year                        242.3          342.4
                                                                   --------       --------

Cash and Cash Equivalents at End of Six Months                     $  233.0       $  268.4
                                                                   --------       --------
                                                                   --------       --------


                         STATEMENT OF FINANCIAL POSITION
                         HONEYWELL INC. AND SUBSIDIARIES
                                   (UNAUDITED)


(DOLLARS IN MILLIONS)                                                    July 3, 1994   December 31, 1993
.........................................................................................................

ASSETS
Current Assets
        Cash and cash equivalents                                           $   233.0           $   242.3
        Short-term investments                                                   18.2                13.8
        Receivables (less allowance for doubtful accounts:
            1994, $28.0; 1993, $24.3)                                         1,310.8             1,275.9
        Inventories (less progress billing on uncompleted
         contracts: 1994, $40.7; 1993, $36.8)                                   812.3               760.1
        Deferred income taxes                                                   260.7               258.1
                                                                            ---------           ---------
                                                                              2,635.0             2,550.2
Investments and Advances                                                        215.7               227.7
Property, Plant and Equipment
        Property, plant and equipment                                         2,688.0             2,549.4
        Less accumulated depreciation                                         1,602.6             1,487.4
                                                                            ---------           ---------
                                                                              1,085.4             1,062.0
Other Assets
        Long-term receivables (less allowance for doubtful
            accounts: 1994, $0.4; 1993, $0.5)                                    60.4                51.3
        Intangible assets                                                       508.4               489.1
        Deferred income taxes                                                    63.6                63.8
        Other                                                                   194.3               154.0
                                                                            ---------           ---------
Total Assets                                                                $ 4,762.8            $4,598.1
                                                                            ---------           ---------
                                                                            ---------           ---------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
        Short-term debt                                                      $  357.9              $187.9
        Accounts payable                                                        342.5               381.9
        Customer advances                                                       100.0                61.4
        Accrued income taxes                                                    292.2               320.8
        Deferred income taxes                                                    13.2                10.2
        Other accrued liabilities                                               861.2               893.9
                                                                            ---------           ---------
                                                                              1,967.0             1,856.1
Long-Term Debt                                                                  524.1               504.0
Deferred Income Taxes                                                            32.3                27.6
Other Liabilities                                                               447.9               437.4
Stockholders' Equity
        Common stock - $1.50 par value
        Authorized - 250,000,000 shares
        Issued - 1994 - 188,301,569 shares                                      282.5
                 1993 - 188,328,570 shares                                                          282.5
        Additional paid-in capital                                              442.7               431.5
        Retained earnings                                                     2,489.4             2,447.3
        Treasury stock - 1994 - 59,048,546 shares                            (1,509.5)
                         1993 - 56,769,007 shares                                                (1,428.4)
        Accumulated foreign currency translation                                 99.2                52.9
        Pension liability adjustment                                            (12.8)              (12.8)
                                                                            ---------           ---------
                                                                              1,791.5             1,773.0
                                                                            ---------           ---------
Total Liabilities and Stockholders' Equity                                  $ 4,762.8           $ 4,598.1
                                                                            ---------           ---------
                                                                            ---------           ---------


                          NOTES TO FINANCIAL STATEMENTS
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


(1) The financial information and statements of companies owned 20 percent to 50 percent accounted for using the equity method are omitted pursuant to Rule 10-01 of Regulation S-X.

(2)  Interest consists of the following:


                          Second Quarter        Six Months
                         ---------------     ---------------
                          1994      1993      1994      1993
                          ----      ----      ----      ----
     Interest expense    $19.2     $18.1     $35.6     $36.7
     Interest income     ( 3.9)    ( 4.4)    ( 7.7)    ( 8.2)
                         -----     -----     -----     ------
     Total               $15.3     $13.7     $27.9     $28.5
                         -----     -----     -----     ------
                         -----     -----     -----     ------

     Interest paid amounted to $22.6 and $33.5 for the second quarter and six months of 1994 and $26.0 and $35.8 for the second quarter and six months of 1993, respectively.

(3) Income tax provisions for interim periods are based on estimated effective annual income tax rates. Income tax expense varies from the normal U.S. statutory tax rate primarily because of state taxes and variations in the tax rates on foreign source income. While a portion of the annual tax provisions will be deferred income taxes, it is not practicable to determine the amount or composition of deferred income taxes for interim periods. Income taxes paid, net of refunds received, amounted to $72.1 and $75.9 for the second quarter and six months of 1994 and $39.8 and $58.8 for the second quarter and six months of 1993, respectively.

(4) Dividends per share of common stock were $.24 and $.48 for the second quarter and six months of 1994 and $.2225 and $.445 for the second quarter and six months of 1993, respectively.

(5)  Inventories consist of the following:


                                                     July 3,   December 31,
                                                        1994           1993
                                                    --------   ------------

     Finished goods                                 $  321.8       $  265.3
     Inventories related to long-term contracts         92.1           97.7
     Work in process                                   166.5          168.1
     Raw materials and supplies                        231.9          229.0
                                                     -------       --------
     Total                                          $  812.3       $  760.1
                                                     -------       --------
                                                     -------       --------


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

     The trial of the patent infringement and intentional interference claims commenced June 4, 1993, and on August 31, 1993, a federal court jury in U.S. District Court in Los Angeles returned a verdict against Honeywell on each of these claims and awarded damages in the amount of $1,200.0 and concluded that the patent infringement was willful. Honeywell believes the verdict is unsupported by the facts; that the Litton patent is invalid; and that Honeywell's process differs from Litton's. The judge in the case held a hearing November 22, 1993, on various issues including, among others, Honeywell's claims that the patent was improperly obtained due to alleged "inequitable conduct" on the part of Litton and Honeywell's other legal and equitable defenses, as well as on Litton's motion to enhance the damage award. The court has not yet entered a judgment. The trial will conclude when the court has resolved legal issues that could alter or eliminate the jury verdict. Honeywell will evaluate the outcome of the trial, including appealing any significant judgment against the company. The trial for the antitrust claims of Litton and Honeywell is scheduled to commence in November 1995.

     The court has yet to rule on significant, complex and interrelated issues that could alter or eliminate the jury verdict; therefore, Honeywell and its counsel have determined that it is not possible to estimate the amount of damages, if any, that ultimately may be incurred. As a result, no provision has been made in the financial statements with respect to this contingent liability.

(7) As of July 3, 1994, Honeywell had reserved 19,255,788 shares of common stock for the issuance of shares in connection with employee stock option and stock bonus plans.

(8) The figures set forth in this quarterly report are unaudited but, in the opinion of the registrant, include all adjustments necessary for a fair presentation of the results of operations for the three-month and six-month periods ended July 3, 1994, and July 4, 1993. Honeywell's accounting policies are described in the notes to financial statements in its 1993 Annual Report on Form 10-K.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Net income was $56.9 million ($0.44 per share) and $104.6 million ($0.80 per share) for the second quarter and six months of 1994 compared with $71.4 million ($0.53 per share) and $128.7 million ($0.95 per share) for the second quarter and six months of 1993. Research and development expenditures declined slightly for the second quarter and six months of 1994 primarily because of lower R&D spending in Space and Aviation Control. R&D expenditures in the second quarter and six-months of 1993 had increased sharply for spending associated with next-generation technologies. Selling, general and administrative expenses increased for the second quarter and six months of 1994 due to lower autofocus royalty payments and Honeywell's continued expansion in key geographic regions. Equity income, which includes Honeywell's portion of the earnings of companies owned 20 percent to 50 percent, declined for the second quarter and six months of 1994 primarily because of the write-down of assets in one of Honeywell's equity investments. The second quarter and six months of 1993 included an after-tax gain of $13.9 million ($0.10 per share) from the settlement of a lawsuit with Unisys Corporation and other parties in connection with Honeywell's 1986 purchase of the Sperry Aerospace Group. The second quarter and six months of 1993 also included special charges of $13.3 million ($0.10 per share) after income taxes for productivity improvements.

Worldwide sales increased 1 percent for the second quarter and declined 3 percent for the six months when compared with last year. Compared with 1993, international sales were increased by the effect of currency translations because of the weakness of the U.S. dollar against local currencies in many countries where Honeywell does business. Excluding the impact of a weaker dollar on international sales and the year-earlier results of the Keyboard business, which was sold in July 1993, Honeywell sales were up slightly for the second quarter compared to 1993. Home and Building Control sales increased 9 percent for the second quarter and 8 percent for the six months as U.S. sales continued to benefit from an improving economy and growing consumer confidence. Home Control continued to gain greater penetration among OEM customers worldwide and experienced growth from a number of new product introductions, such as a new line of smart gas valves. Building Control experienced continued success in the energy retrofit market. Excluding year-earlier results of the Keyboard business, Industrial

Control sales increased 14 percent for the second quarter and 7 percent for the six months when compared with 1993. Control Components benefitted from continued improvements in the U.S. durable goods market, particularly in the automotive and appliance industries. Industrial Automation and Control experienced improving sales for TotalPlant-TM- Open Solutions as industry continues to focus on improving productivity and meeting stringent environmental and safety regulations worldwide. Sales to the hydrocarbon processing market were strong as companies invested to comply with the U.S. Environmental Protection Agency regulations for reformulated fuels. As expected, Space and Aviation Control sales, which declined 17 percent for the second quarter and 19 percent for the six months, continued to reflect lower aircraft production rates and reduced government spending. Other sales, which include various operations that do not correspond to Honeywell's primary business segments, such as the Solid State Electronics Center and the Honeywell Technology Center, declined in the second quarter and six months of 1994.

Excluding special charges associated with productivity initiatives recorded in the second quarter of 1993, worldwide operating profit declined 7 percent for the second quarter and 9 percent for the six months of 1994. The combined effect of the U.S. dollar and intra-European currency movements reduced 1994 profits by about $5 million in the second quarter. Home and Building Control operating profit increased 24 percent for the second quarter and 16 percent for the six months compared with 1993 benefiting from an improving U.S. economy, growing consumer confidence and favorable developments in certain employee-related liabilities. Industrial Control operating profit increased 12 percent for the second quarter and 2 percent for the six months compared with 1993 primarily as a result of increased second quarter volume in Industrial Automation and Control where environmental and safety regulations remain key drivers of spending around the world. Lower aircraft production rates, reduced government spending and continued investment in next-generation technology slightly offset by favorable contract performance and favorable warranty and employee-related liability experience in Space and Aviation Control resulted in a 50 percent decline in operating profit for the second quarter and 44 percent for the six months. Space and Aviation Control operating profit included special charges for productivity improvements of $3.7 million in the second quarter and six months of 1993. Other operations had an operating profit of $4.1 million for the six months of 1994 compared with an operating loss of $10.5 million for the six months of 1993, which included a second quarter special charge of $11.0 million for productivity initiatives.

Total worldwide orders increased 12 percent for the quarter and 15 percent for the six months, compared with the same periods last year. Second quarter orders for Home and Building Control increased 6 percent, primarily in the United States. Order activity in the targeted customer segments of schools, health-care facilities and industrial plants was up more than 20 percent in the quarter. On a comparable basis, second quarter Industrial Control orders were up 1 percent. Orders in Space and Aviation Control increased more than 20 percent in the second quarter as a result of a contract in Space Systems to provide cockpit displays for the space shuttle.


FINANCIAL CONDITION

Cash flow used for investing activities net of operating activities for the first six months of 1994 was $53 million.

Debt as a percentage of total capital at the end of the second quarter was 33.0 percent compared with 28.1 percent at the end of 1993. Long-term debt increased $20 million and short-term debt increased $170 million from 1993 year-end to finance general corporate requirements and $45 million of acquisitions.

Common shares outstanding decreased by 2,306,540 from the end of 1993 to 129.3 million. Shares repurchased during the first six months of 1994 totaled 2,794,900 at a cost of $91.6 million. Shares issued through employee stock plans totaled 488,360. Stockholders' equity increased to $1,792 million from $1,773 million at the end of 1993. The increase in stockholders' equity includes a $42 million addition to retained earnings resulting from current year earnings less dividends and a $46 million increase in the accumulated foreign currency translation balance, partially offset by $70 million in net treasury stock transactions.

On August 31, 1993, a federal court jury in U.S. District Court in Los Angeles returned a verdict against Honeywell on patent infringement and intentional interference claims in the amount of $1.2 billion. These claims were part of a lawsuit brought by Litton Systems Inc. alleging, among other things, Honeywell patent infringement relating to the process used by Honeywell to coat mirrors incorporated in its ring laser gyroscopes. Honeywell believes the verdict is unsupported by the facts; that the Litton patent is invalid; and that Honeywell's process differs from Litton's. The judge in the case held a hearing November 22, 1993, on various issues including, among others, Honeywell's claims that the patent was improperly obtained due to alleged "inequitable conduct" on the part of Litton and Honeywell's other legal and equitable defenses, as well as on Litton's motion to enhance the damage award. The court has yet to enter a judgment. The trial will conclude when the court has resolved legal issues that could alter or eliminate the jury verdict. Honeywell will evaluate the outcome of the trial, including appealing any significant judgment against the company. The trial for the antitrust claims of Litton and Honeywell is scheduled to commence in November 1995.

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

On July 3, 1994, Honeywell had $1,905 million of committed credit lines with twenty-two banks. During the second quarter, $1,200 million of the committed credit lines was syndicated to twenty banks. There were no borrowings under these lines. In addition, certain foreign units had $356 million in credit lines available at the end of the second quarter. The company intends to initiate a medium-term note program in August 1994 to provide funds for general corporate purposes. The company believes its liquidity is adequate to meet its financing requirements, including support of commercial paper and bank note borrowings and an appeal bond that could be required in the Litton litigation.

Honeywell's credit ratings remained unchanged during the quarter. Ratings for long-term and short-term debt are, respectively, A/A-1 by Standard and Poor's Corporation, A/Duff1 by Duff and Phelps Corporation, and A3/P-2 by Moody's Investor Service, Inc. On August 31, 1993, Moody's Investor Service, Inc. placed Honeywell on credit watch status as a result of the jury verdict in the Litton litigation. Any lowering of Honeywell's present credit ratings could lead to higher interest costs by potentially reducing Honeywell's ability to access the commercial paper market and other unsecured borrowing sources on terms as favorable as those currently available.


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

Item 4.   Submission of Matters to a Vote of Security Holders

          At the Annual Meeting of Stockholders of Honeywell Inc. in Phoenix, Arizona, on April 19, 1994, a proposal to elect directors for the year commencing April 20, 1994, was submitted to a vote of shareholders. A majority of the shares represented by proxy or in person at the meeting were voted in favor of electing management's nominees for directors as follows:

                                                     For            Withheld
                                                     ---            --------

          Albert J. Baciocco, Jr.                106,517,727        403,440
          Elizabeth E. Bailey                    106,497,197        423,970
          Michael R. Bonsignore                  106,506,467        414,700
          Earnest Hubert Clark, Jr.              106,507,355        413,812
          R. Donald Fullerton                    106,501,729        419,438
          Gerald Greenwald                       106,523,112        398,055
          James J. Howard                        106,511,056        410,111
          Bruce E. Karatz                        106,494,089        427,078
          D. Larry Moore                         106,503,293        417,874
          A. Barry Rand                          106,507,305        413,862
          Steven G. Rothmeier                    106,445,535        475,632
          Michael W. Wright                      106,520,971        400,196

          A proposal to ratify the selection of Deloitte & Touche as the auditors of the Company was also submitted to a vote of shareholders. 106,110,705 shares voted in favor of the proposal, 446,174 shares voted against the proposal and 364,288 shares abstained from voting.

Item 6.    Exhibits and Reports on Form 8-K

          (a)  Exhibits:

               (11)  Computation of Earnings Per Share.

               (12)  Computation of Ratio of Earnings to Fixed Charges.

          (b) On June 30, 1994, the registrant filed a report on Form 8-K regarding the syndication of a $1.2 billion credit facility for the benefit of the registrant, together with a copy of a Credit and Reimbursement Agreement evidencing same, entered into between the registrant and the banks parties thereto on June 14, 1994.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        HONEYWELL INC.



Date:    August 3, 1994                 By:  /s/ E. D. Grayson
                                            -------------------------------
                                            E. D. Grayson
                                            Vice President and General Counsel



Date:    August 3, 1994                 By:  /s/ W. M. Hjerpe
                                            -------------------------------
                                            W. M. Hjerpe
                                            Vice President and Controller
                                            (Chief Accounting Officer)