Form 10-Q
period 1993-07-04
HONEYWELL INC
filed 1994-10-04
CIK 48305

                 SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-Q

(Mark One)

/ X /  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 4, 1993

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

                     Yes   x    No
                         -----     ----

As of July 4, 1993, the number of shares outstanding of the registrant's common stock, $1.50 par value, was 134,306,604.

                       PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                             INCOME STATEMENT
                        Honeywell Inc. and Subsidiaries
                               (Unaudited)

                                                         Second Quarter
                                                ------------------------------
(Dollars in Millions Except Per Share Amounts)          1993               1992
...............................................................................
Sales                                            $   1,452.0        $   1,485.8
                                                 -----------        -----------
Costs and Expenses
   Cost of sales                                       982.2            1,005.1
   Research & development                               86.2               74.8
   Selling, general & administrative                   266.4              284.5
   Litigation settlements & special charges              0.8              (12.3)
   Interest - net                                       13.7               14.0
   Equity income                                        (6.3)              (5.4)
                                                 -----------       ------------
                                                     1,343.0            1,360.7
                                                 -----------       ------------

Income before Income Taxes                             109.0              125.1

Provision for Income Taxes                              37.6               43.3
                                                 -----------        -----------

Net Income                                       $      71.4        $      81.8
                                                 -----------        -----------
                                                 -----------        -----------
Earnings Per Common Share                        $      0.53        $      0.58
                                                 -----------        -----------
                                                 -----------        -----------


                                INCOME STATEMENT
                         Honeywell Inc. and Subsidiaries
                                    (Unaudited)

                                                           Six Months
                                               -------------------------------
(Dollars in Millions Except Per Share Amounts)        1993                1992
..............................................................................
Sales                                          $   2,890.6         $   2,967.4
                                               -----------         -----------
   Costs and Expenses
   Cost of sales                                   1,972.0             2,028.1
   Research & development                            165.1               144.0
   Selling, general & administrative                 533.7               587.3
   Litigation settlements & special charges            0.8              (120.6)
   Interest - net                                     28.5                30.0
   Equity income                                      (6.0)               (5.3)
                                               -----------          ----------
                                                   2,694.1             2,663.5
                                               -----------          ----------
Income before Income Taxes                           196.5               303.9

Provision for Income Taxes                            67.8               108.7
                                               -----------          ----------
Income before Cumulative Effect
 of Accounting Changes                               128.7               195.2

Cumulative Effect of Accounting Changes                                 (144.5)
                                               -----------         -----------
Net Income                                     $     128.7         $      50.7
                                               -----------         -----------
                                               -----------         -----------
Earnings Per Common Share
   Income before Cumulative Effect
     of Accounting Changes                     $      0.95         $      1.40
   Cumulative Effect of Accounting Changes                               (1.04)
                                               -----------         ------------
   Net Income                                  $      0.95         $      0.36
                                               -----------         -----------
                                               -----------         -----------

Average Number of
 Common Shares Outstanding                     135,506,529         139,458,068


                                                                         Page 4
                        STATEMENT OF CASH FLOWS
                   Honeywell Inc. and Subsidiaries
                            (Unaudited)



                                                          Six Months
                                                 --------------------------
(Dollars in Millions)                                   1993            1992
............................................................................
Cash Flows from Operating Activities
  Net income                                     $    128.7      $      50.7
  Adjustments to reconcile net income to
    net cash flows from operating activities:
    Cumulative effect of accounting changes                            144.5
    Depreciation                                      120.9            120.9
    Amortization of intangibles                        24.4             23.9
    Deferred income taxes                               1.5              0.1
    Equity income, net of dividends received           (4.7)            (4.4)
    (Gain) loss on disposition of property,
      plant and equipment                               2.8             (3.1)
    Contributions to employee stock plans              15.3             18.7
    (Increase) decrease in receivables                  3.5           (126.9)
    Increase in inventories                           (25.6)            (6.8)
    Decrease in accounts payable                      (40.3)           (91.2)
    Increase (decrease) in accrued income
     taxes and interest                                 4.9            (16.3)
    Other changes in working capital,
     excluding short-term investments and
     short-term debt                                  (47.6)            22.9
    Other noncurrent items - net                      (40.5)           (26.2)
                                                 -----------     -----------

  Net cash flows from operating activities            143.3            106.8
                                                 -----------     -----------
Cash Flows from Investing Activities
  Reduction of investment in Sperry
   Aerospace Group                                     20.0
  Proceeds from sale of assets and
   discontinued product lines                           6.0             33.3
  Capital expenditures                               (109.9)          (119.4)
  (Increase) decrease in short-term investments       (12.4)             6.3
  Other - net                                          (9.0)            (4.9)
                                                 -----------     -----------

  Net cash flows from investing activities           (105.3)           (84.7)
                                                 ----------      -----------

Cash Flows from Financing Activities
  Net increase in short-term debt                      73.2             67.5
  Proceeds from issuance of long-term debt                               1.5
  Repayment of long-term debt                          (6.8)           (76.2)
  Purchase of treasury stock                         (121.5)           (85.0)
  Proceeds from employee stock plans                   12.3             17.4
  Dividends paid                                      (60.5)           (57.5)
                                                 ----------        ---------
  Net cash flows from financing activities           (103.3)          (132.3)
                                                 ----------        ---------
Effect of Exchange Rate Changes on Cash                (8.7)            (9.9)
                                                 ----------        ---------
Decrease in Cash and Cash Equivalents                 (74.0)          (120.1)

Cash and Cash Equivalents at Beginning of Year        342.4            497.2
                                                 ----------        ---------
Cash and Cash Equivalents at End of Six Months   $    268.4        $   377.1
                                                 ----------        ---------
                                                 ----------        ---------


                       STATEMENT OF FINANCIAL POSITION
                       Honeywell Inc. and Subsidiaries
                                 (Unaudited)


                                                July 4,         December 31,
(Dollars in Millions)                              1993                 1992
............................................................................
Assets
Current Assets
   Cash and cash equivalents                $     268.4          $     342.4
   Short-term investments                          15.8                  3.8
   Receivables (less allowance for doubtful
    accounts: 1993, $26.1; 1992, $26.7)         1,213.3              1,214.5
   Inventories (less progress billing on
    uncompleted contracts: 1993, $49.5;
    1992, $65.0)                                  848.3                827.6
   Deferred income taxes                          317.8                319.5
                                            -----------          -----------
                                                2,663.6              2,707.8

Investment In and Advances To
   Nonconsolidated Companies                      179.1                162.1

Property, Plant and Equipment
   Property, plant and equipment                2,563.6              2,497.9
   Less accumulated depreciation                1,474.1              1,384.4
                                           ------------          -----------
                                                1,089.5              1,113.5

Other Assets
   Deferred income taxes                          155.5                156.8
   Long-term receivables (less allowance
    for doubtful accounts: 1993, $0.8;
     1992, $0.8)                                   41.2                 42.0
   Intangible assets                              484.7                555.4
   Other                                          154.9                132.5
                                            -----------          -----------
Total Assets                                $   4,768.5          $   4,870.1
                                            -----------          -----------
                                            -----------          -----------

Liabilities and Stockholders' Equity
Current Liabilities
   Short-term debt                          $     255.4          $     188.4
   Accounts payable                               315.2                357.2
   Customer advances                               74.4                 85.0
   Income taxes                                   256.1                250.9
   Accrued interest                               107.2                108.3
   Other accrued liabilities                      947.6                979.4
                                            -----------          -----------
                                                1,955.9              1,969.2

Long-Term Debt                                    506.1                512.1

Other Liabilities                                 431.7                451.3

Deferred Income Taxes                             145.0                147.1

Stockholders' Equity
   Common stock - $1.50 par value
   Authorized - 250,000,000 shares
   Issued-1993 - 188,371,877 shares               282.6
       1992 - 188,439,504 shares                                       282.7
   Additional paid-in capital                     425.4                423.8
   Retained earnings                            2,315.2              2,247.0
   Treasury stock-1993 - 54,065,273 shares     (1,325.0)
                  1992 - 51,759,304 shares                          (1,219.0)

   Accumulated foreign currency translation        31.6                 55.9
                                            -----------          -----------
                                                1,729.8              1,790.4
                                            -----------          -----------

Total Liabilities and Stockholders' Equity  $   4,768.5          $   4,870.1
                                            -----------          -----------
                                            -----------          -----------


                           Notes to Financial Statements
                   (Dollars in Millions Except Per Share Amounts)
                                  (Unaudited)

(1) The financial information and statements of companies owned
    20 percent to 50 percent accounted for using the equity method are omitted pursuant to Rule 10-01 of Regulation S-X.

(2) Interest consists of the following:

                          Second Quarter        Six Months
                         ----------------     --------------
                         1993        1992      1993      1992
                         ----        ----      ----      ----
    Interest expense     $18.1      $23.0      $36.7    $46.4
    Interest income      ( 4.4)     ( 9.0)     ( 8.2)   (16.4)
                         -----      -----      ------   -----

    Total                $13.7      $14.0      $28.5    $30.0
                         -----      -----      -----    -----
                         -----      -----      -----    -----

    Interest paid amounted to $26.0 and $35.8 for the second quarter and six months of 1993, and $48.0 and $60.3 for the second quarter and six months of 1992, respectively.

(3) Income tax provisions for interim periods are based on estimated effective annual income tax rates. Income tax expense varies from the normal U.S. statutory tax rate primarily because of state taxes and variations in the tax rates on foreign source income. While a portion of the annual tax provisions will be deferred income taxes, it is not practicable to determine the amount or composition of deferred income taxes for interim periods. Income taxes paid, net of refunds received, amounted to $39.8 and $58.8 for the second quarter and six months of 1993, and $59.6 and $71.5 for the second quarter and six months of 1992, respectively.

    The recently enacted deficit/reduction legislation is not expected to have a material impact on the 1993 provision for income taxes.

(4) Dividends per share of common stock were $.2225 and $.445 for the second quarter and six months of 1993, and $.20625 and $.4125 for the second quarter and six months of 1992, respectively.

(5) Inventories consist of the following:


                                                    July 4,     December 31,
                                                     1993           1992
                                                   --------     ------------
      Finished goods                               $  279.4         $  246.4
      Inventories related to long-term contracts      113.3            139.1
      Work in process                                 186.8            196.1
      Raw materials and supplies                      268.8            246.0
                                                    -------         --------
Total                                              $  848.3         $  827.6
                                                   --------         ---------
                                                   --------         ---------

(6) As of July 4, 1993, Honeywell had reserved 18,403,587 shares of common stock for the issuance of shares in connection with employee stock option and stock bonus plans.

                                                                        Page 7
(7) The figures set forth in this quarterly report are unaudited but, in the opinion of the registrant, include all adjustments necessary for a fair presentation of the results of operations for the three-month and six-month periods ended
    July 4, 1993, and June 28, 1992. Honeywell's accounting policies are described in the notes to financial statements in its 1992 Annual Report on Form 10-K.

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations

Results of Operations

Net income was $71.4 million ($0.53 per share) and $128.7 million ($0.95 per share) for the second quarter and six months of 1993 compared with $81.8 million ($0.58 per share) and $50.7 million ($0.36 per share) for the second quarter and six months of 1992. The second quarter and six months of 1993 includes an after tax gain of $13.9 million ($0.10 per share) from the settlement of a lawsuit with Unisys Corporation and other parties in connection with Honeywell's 1986 purchase of the Sperry Aerospace Group.
The second quarter and six months of 1993 also includes special charges of $13.3 million ($0.10 per share) after income taxes for productivity improvements. In addition, the second quarter of 1993 benefitted from higher than expected autofocus royalty income, and there was a sharp increase in research-and-development expenditures associated with next-generation technologies for both the quarter and six months. The second quarter and six months of 1992 included after-tax gains of $7.4 million ($0.06 per share) and $72.4 million ($0.52 per share), respectively, from settlements with various companies for their use of patented Honeywell automatic focus camera technology. The six months of 1992 also included a $19.3 million after-tax provision ($0.14 per share), recorded in the first quarter, for costs associated with productivity improvement programs and the anticipated disposition of certain non-strategic product lines. In addition, the second quarter and six months of 1992 have been restated for the effect of adopting three new Statements of Financial Accounting Standards (SFAS) in the fourth quarter of 1992. The cumulative effect of adopting these financial accounting standards at January 1, 1992 was as follows:
SFAS No. 106, "Employer's Accounting for Postretirement Benefits Other Than Pensions," was a charge to income of $244.1 million, or $151.3 million ($1.09 per share) after income taxes; SFAS
No. 109, "Accounting for Income Taxes," was an increase in net income of $31.4 million ($0.23 per share); and SFAS No. 112, "Employer's Accounting for Postemployment Benefits," was a charge to income of $39.7 million, or $24.6 million ($0.18 per share) after income taxes. The 1992 operating impact of adopting these accounting changes was a decrease in income before income taxes of $5.0 million, or $3.3 million ($0.03 per share) after income taxes, for the second quarter and $10.1 million, or $6.7 million ($0.05 per share) after income taxes, for the six months.

Worldwide sales declined 2 percent for the second quarter and 3 percent for the six months when compared with last year.
Compared with 1992, international sales were reduced by the effect of currency translations because of the strength of the U.S. dollar against local currencies in countries where Honeywell does business. Excluding the impact of a stronger U.S. dollar on international sales, Honeywell sales were relatively flat for the second quarter compared to 1992. Home and Building Control sales were up slightly for the second quarter and flat for the six months as economic weakness in international markets, largely due to the deepening recession in Europe, continued to offset a moderate increase in U.S. sales as home control sales continued to gain greater penetration among OEM customers. Industrial sales declined slightly in the second quarter but were slightly higher for the six months as sales of control components experienced modest improvement in the U.S. durable goods market, helping offset softness in Europe.
Industrial systems, with flat sales for the second quarter, continued to operate in a mixed economic environment, characterized by weak capital spending in the United States and Europe, with stronger levels of spending in the Asia Pacific region and in the Middle East. A decline in Space and Aviation sales of 8 percent for the second quarter and 10 percent for the six months represents the effects of the continuing cyclical decline in commercial aircraft production, weak demand in the business jet market, reduced defense spending and delays in government contract awards. Other sales, which include various operations that do not correspond with Honeywell's primary business segments, such as the Solid State Electronics Center and the Systems and Research Center, increased $1.1 million in the second quarter and $10.9 million for the six months.

Worldwide operating profit declined 23 percent for the second quarter and 8 percent for the six months when compared with 1992. Home and Building Control operating profit, adversely affected by the deepening European recession, unfavorable intra-European currency fluctuations and investment in streamlining the U.S. field organization, declined 32 percent for the second quarter and 20 percent for the six months compared with a strong performance in 1992, which included provisions for productivity improvements recorded in the first quarter. Higher components business profitability was primarily responsible for the Industrial operating profit increase of 7 percent for the second quarter and 25 percent for the six months compared to 1992, which included provisions for productivity improvement initiatives in the components business recorded in the first quarter. As a result of the sharp volume decline in sales of commercial flight systems, increased expenditures associated with next-generation avionics and special charges for productivity initiatives, Space and Aviation operating profit declined 21 percent for both the second quarter and six months compared to 1992, which also included first quarter provisions for productivity initiatives. Other operating loss of $10.5 million for the six months of 1993 was primarily the result of second quarter special charges for productivity initiatives, while an operating loss of $10.8 million for the six months of 1992 was primarily the result of charges related to the anticipated disposition of certain non-strategic product lines.

Total worldwide orders declined 4 percent for the quarter and 7 percent for the six months, compared with the same periods last year. Second quarter orders for Home and Building Control jumped 15 percent, led by worldwide acceptance of new products, such as the Total Home and Excel 5000, and success with guaranteed-savings programs. Industrial orders increased in the United States but were flat overall. Orders in Space and Aviation declined 25 percent.

FINANCIAL CONDITION

Cash flow generated from operations net of investment activities for the first six months of 1993 was $38.0 million.

Debt as a percentage of total capital at the end of the second quarter was 30.6% compared with 28.1% at the end of 1992.
Long-term debt was down $6 million and short-term debt increased
$67 million from 1992 year end.

Common shares outstanding decreased by 2,373,596 from the end of 1992 to
134.3 million. Shares repurchased during the first six months of 1993 totaled 3,634,800 at a cost of $125.4 million. Shares issued through employee stock plans totaled 1,261,204.
Stockholders' equity decreased to $1,730 million from $1,790 million at the end of 1992. The decrease in stockholders' equity includes a $68 million addition to retained earnings resulting from current year earnings less dividends offset by $106 million in net treasury stock transactions and a $24 million reduction due to changes in the accumulated foreign currency translation balance.

Honeywell has $645 million of committed credit lines with fourteen banks. There were no borrowings under these lines. In addition, certain foreign units had $336 million in credit lines available at the end of the second quarter. The company believes its liquidity is adequate to meet its capital requirements.

Honeywell's credit ratings remained unchanged during the quarter. Ratings for long-term and short-term debt are respectively A/A-1 by Standard and Poor's Corporation, A/Duff1 by Duff and Phelps
Corporation and A3/P-2 by Moody's Investors Service, Inc.

                     PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

          As previously reported in Item 3. "Legal Proceedings" of Honeywell's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, Honeywell is a defendant in a lawsuit filed by Litton Systems Inc. alleging patent infringement relating to the process used by Honeywell to coat mirrors incorporated in its ring laser gyroscopes; attempted monopolization by Honeywell of certain alleged markets for products containing ring laser gyroscopes; and intentional interference by Honeywell with Litton's prospective advantage in European markets and with its contractual relationships with Ojai Research, Inc., a California corporation. On June 4, 1993 the trial of the patent infringement claim commenced, and a decision is anticipated in the fall of 1993.

Item 4.   Submission of Matters to a Vote of Security Holders

          At the Annual Meeting of Stockholders of Honeywell Inc.
          in Minneapolis, Minnesota, on April 20, 1993, a proposal to approve the 1993 Honeywell Stock and Incentive Plan was submitted to a vote of shareholders.
          71,184,893 shares voted in favor of the proposal, 24,522,525 shares voted against the proposal and 2,283,442 shares abstained from voting.

          Reference is hereby made to pages 21 through 23 and pages A-1 through A-8 of the Company's Notice of 1993 Annual Meeting and Proxy Statement dated March 19, 1993, filed with the Securities and Exchange Commission pursuant to Regulation 14A, for further information regarding this proposal.


Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits.  None.

          (b) On April 16, 1993, the registrant filed a report on Form 8-K regarding the settlement of previously disclosed litigation against Unisys Corporation.

                           SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   HONEYWELL INC.

Date:  August 18, 1993             By: /s/ E. D. Grayson
                                       --------------------------------
                                       E. D. Grayson
                                       Vice President & General Counsel


Date:  August 18, 1993             By: /s/ W. M. Hjerpe
                                       --------------------------------
                                       W. M. Hjerpe
                                       Vice President & Controller
                                       (Chief Accounting Officer)