Form 10-Q
period 1994-10-02
HONEYWELL INC
filed 1994-11-16
CIK 48305

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.    20549

                                    FORM 10-Q

(MARK ONE)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 1994

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

                                 Yes x        No
                                    ___         ___

As of October 2, 1994, the number of shares outstanding of the registrant's common stock, $1.50 par value, was 129,136,874.

                        PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements


                                INCOME STATEMENT
                         HONEYWELL INC. AND SUBSIDIARIES
                                   (UNAUDITED)


                                                                  Third Quarter
                                                         -----------------------------
(DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)                1994                1993
- --------------------------------------------------------------------------------------
SALES                                                    $ 1,507.6           $ 1,452.3
                                                         ---------           ---------

COSTS AND EXPENSES

     Cost of sales                                         1,011.9               985.4
     Research and development                                 86.2                87.8
     Selling, general and administrative                     287.1               243.1
     Litigation settlements                                                      (10.2)
     Special charges                                                              28.0
     Interest - net                                           15.7                15.0
     Equity income                                            (0.9)               (0.9)
                                                         ---------           ---------
                                                           1,400.0             1,348.2
                                                         ---------           ---------

INCOME BEFORE INCOME TAXES                                   107.6               104.1

PROVISION FOR INCOME TAXES                                    38.2                23.2
                                                         ---------           ---------

NET INCOME                                               $    69.4           $    80.9
                                                         ---------           ---------
                                                         ---------           ---------

EARNINGS PER COMMON SHARE                                $    0.54           $    0.60
                                                         ---------           ---------
                                                         ---------           ---------

                                INCOME STATEMENT
                         HONEYWELL INC. AND SUBSIDIARIES
                                   (UNAUDITED)

                                                                  Nine Months
                                                         -----------------------------
(DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)                1994                1993
- --------------------------------------------------------------------------------------
SALES                                                    $ 4,319.3           $ 4,342.9
                                                         ---------           ---------

COSTS AND EXPENSES
     Cost of sales                                         2,931.0             2,957.4
     Research and development                                240.5               252.9
     Selling, general and administrative                     836.1               776.8
     Litigation settlements                                                      (32.6)
     Special charges                                                              51.2
     Interest - net                                           43.6                43.5
     Equity income                                            (1.7)               (6.9)
                                                         ---------           ---------
                                                           4,049.5             4,042.3
                                                         ---------           ---------

INCOME BEFORE INCOME TAXES                                   269.8               300.6

PROVISION FOR INCOME TAXES                                    95.8                91.0
                                                         ---------           ---------

NET INCOME                                               $   174.0           $   209.6
                                                         ---------           ---------
                                                         ---------           ---------

EARNINGS PER COMMON SHARE                                $    1.34           $    1.55
                                                         ---------           ---------
                                                         ---------           ---------


AVERAGE NUMBER OF COMMON SHARES OUTSTANDING            129,894,294         134,942,413


                           STATEMENT OF CASH FLOWS
                       HONEYWELL INC. AND SUBSIDIARIES
                                 (UNAUDITED)

                                                                       Nine Months
                                                              ------------------------
(DOLLARS IN MILLIONS)                                              1994           1993
- --------------------------------------------------------------------------------------
Cash Flows from Operating Activities
  Net income                                                   $  174.0       $  209.6
  Adjustments to reconcile net income to net cash flows
   from operating activities:
    Depreciation                                                  174.4          179.2
    Amortization of intangibles                                    38.4           36.5
    Deferred income taxes                                           9.4           (7.7)
    Equity income, net of dividends received                       (0.6)          (5.4)
    Loss on sale of assets                                          2.0            3.4
    Contributions to employee stock plans                          20.2           22.8
    Increase in receivables                                       (54.0)         (23.1)
    Increase in inventories                                       (29.6)          (4.3)
    Decrease in accounts payable                                  (63.3)         (47.6)
    Increase in accrued income taxes and interest                  14.6           32.5
    Other changes in working capital, excluding short-term
        investments and short-term debt                           (42.7)         (47.7)
    Other noncurrent items - net                                   (2.5)         (43.6)
                                                               --------       --------
  Net cash flows from operating activities                        240.3          304.6
                                                               --------       --------

Cash Flows from Investing Activities

  Reduction of investment in Sperry Aerospace Group                               20.0
  Proceeds from sale of assets                                      7.9           35.9
  Capital expenditures                                           (185.7)        (162.5)
  Investment in acquisitions                                      (64.7)          (7.5)
  (Increase) decrease in short-term investments                     7.0          (13.2)
  Other - net                                                      15.4           (2.6)
                                                               --------       --------
  Net cash flows from investing activities                       (220.1)        (129.9)
                                                               --------       --------

Cash Flows from Financing Activities
  Net increase in short-term debt                                  43.9            7.6
  Proceeds from issuance of long-term debt                        107.3            0.3
  Repayment of long-term debt                                      (0.2)          (6.9)
  Purchase of treasury stock                                      (98.9)        (179.1)
  Proceeds from employee stock plans                                5.4           16.3
  Dividends paid                                                  (93.3)         (90.4)
                                                               --------       --------
  Net cash flows from financing activities                        (35.8)        (252.2)
                                                               --------       --------

Effect of Exchange Rate Changes on Cash                            10.7           (7.5)
                                                               --------       --------

Decrease in Cash and Cash Equivalents                              (4.9)         (85.0)

Cash and Cash Equivalents at Beginning of Year                    242.3          342.4
                                                               --------       --------

Cash and Cash Equivalents at End of Nine Months                $  237.4       $  257.4
                                                               --------       --------
                                                               --------       --------

                         STATEMENT OF FINANCIAL POSITION
                         HONEYWELL INC. AND SUBSIDIARIES
                                   (UNAUDITED)

(DOLLARS IN MILLIONS)                                   October 2, 1994    December 31, 1994
- --------------------------------------------------------------------------------------------
ASSETS
Current Assets
  Cash and cash equivalents                                   $   237.4            $   242.3
  Short-term investments                                            7.1                 13.8
  Receivables (less allowance for doubtful accounts:
      1994, $29.3; 1993, $24.3)                                 1,366.1              1,275.9
  Inventories (less progress billing on uncompleted
   contracts: 1994, $38.5; 1993, $36.8)                           798.0                760.1
  Deferred income taxes                                           259.1                258.1
                                                              ---------            ---------
                                                                2,667.7              2,550.2
Investments and Advances                                          230.2                227.7
Property, Plant and Equipment
  Property, plant and equipment                                 2,745.7              2,549.4
  Less accumulated depreciation                                 1,656.6              1,487.4
                                                              ---------            ---------
                                                                1,089.1              1,062.0
Other Assets
  Long-term receivables (less allowance for doubtful
      accounts: 1994, $0.4; 1993, $0.5)                            39.2                 51.3
  Intangible assets                                               515.8                489.1
  Deferred income taxes                                            64.0                 63.8
  Other                                                           200.6                154.0
                                                              ---------            ---------
Total Assets                                                  $ 4,806.6            $ 4,598.1
                                                              ---------            ---------
                                                              ---------            ---------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Short-term debt                                             $   360.5            $   187.9
  Accounts payable                                                329.8                381.9
  Customer advances                                                84.6                 61.4
  Accrued income taxes                                            331.2                320.8
  Deferred income taxes                                            14.5                 10.2
  Other accrued liabilities                                       862.0                893.9
                                                              ---------            ---------
                                                                1,982.6              1,856.1
Long-Term Debt                                                    490.7                504.0
Deferred Income Taxes                                              33.9                 27.6
Other Liabilities                                                 448.4                437.4
Stockholders' Equity
  Common stock - $1.50 par value
  Authorized - 250,000,000 shares
  Issued - 1994 - 188,297,084 shares                              282.5
           1993 - 188,328,570 shares                                                   282.5
  Additional paid-in capital                                      444.3                431.5
  Retained earnings                                             2,527.7              2,447.3
  Treasury stock - 1994 - 59,160,210 shares                    (1,516.6)
                   1993 - 56,769,007 shares                                         (1,428.4)
  Accumulated foreign currency translation                        125.9                 52.9
  Pension liability adjustment                                    (12.8)               (12.8)
                                                              ---------            ---------
                                                                1,851.0              1,773.0
                                                              ---------            ---------
Total Liabilities and Stockholders' Equity                    $ 4,806.6            $ 4,598.1
                                                              ---------            ---------
                                                              ---------            ---------

                          NOTES TO FINANCIAL STATEMENTS
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


(1) The financial information and statements of companies owned 20 percent to 50 percent accounted for using the equity method are omitted pursuant to Rule 10-01 of Regulation S-X.

(2)  Interest consists of the following:


                          Third Quarter        Nine Months
                         ----------------    ---------------
                          1994      1993      1994     1993
                         ------    ------    ------   ------

     Interest expense    $19.7     $17.4     $55.3     $54.1
     Interest income     ( 4.0)    ( 2.4)    (11.7)    (10.6)
                         -----     -----     -----     -----
     Total               $15.7     $15.0     $43.6     $43.5
                         -----     -----     -----     -----
                         -----     -----     -----     -----

     Interest paid amounted to $16.8 and $50.3 for the third quarter and nine months of 1994 and $28.5 and $64.3 for the third quarter and nine months of 1993, respectively.

(3) Income tax provisions for interim periods are based on estimated effective annual income tax rates. Income tax expense varies from the normal U.S. statutory tax rate primarily because of state taxes and variations in the tax rates on foreign source income. While a portion of the annual tax provisions will be deferred income taxes, it is not practicable to determine the amount or composition of deferred income taxes for interim periods. Income taxes paid, net of refunds received, amounted to $(6.7) and $69.2 for the third quarter and nine months of 1994 and $22.7 and $81.5 for the third quarter and nine months of 1993, respectively.

     The enactment by Congress of the Omnibus Budget Reconciliation Act of 1993, which raised the U.S. federal statutory income tax rate for corporations from 34 percent to 35 percent retroactive to January 1, 1993, resulted in a one-time gain of $9.2 million ($0.07 per share) for the third quarter and nine months of 1993 from the revaluation of deferred tax assets.

(4) Dividends per share of common stock were $0.24 and $0.72 for the third quarter and nine months of 1994 and $0.2225 and $0.6675 for the third quarter and nine months of 1993, respectively.

(5)  Inventories consist of the following:

                                                 October 2,     December 31,
                                                       1994             1993
                                                 ----------     ------------

      Finished goods                               $  312.1         $  265.3
      Inventories related to long-term contracts      101.0             97.7
      Work in process                                 165.3            168.1
      Raw materials and supplies                      219.6            229.0
                                                   --------         --------
      Total                                        $  798.0         $  760.1
                                                   --------         --------
                                                   --------         --------

(6)  Litton Litigation.

     On March 13, 1990, Litton Systems Inc. filed suit against Honeywell Inc. in U.S. District Court, Central District of California, alleging Honeywell patent infringement relating to the process used by Honeywell to coat mirrors incorporated in its ring laser gyroscopes; attempted monopolization by Honeywell of certain alleged markets for products containing ring laser gyroscopes; and intentional interference by Honeywell with Litton's prospective advantage in European markets and with its contractual relationships with Ojai Research, Inc., a California corporation. Honeywell has filed counterclaims against Litton alleging, among other things, violations by Litton of various antitrust laws including attempted monopolization of markets for inertial systems and interference with Honeywell's relationships with suppliers.

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

(7) As of October 2, 1994, Honeywell had reserved 18,939,763 shares of common stock for the issuance of shares in connection with employee stock option and stock bonus plans.

(8) The figures set forth in this quarterly report are unaudited but, in the opinion of the registrant, include all adjustments necessary for a fair presentation of the results of operations for the three-month and nine-month periods ended October 2, 1994, and October 3, 1993. Honeywell's accounting policies are described in the notes to financial statements in its 1993 Annual Report on Form 10-K.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Net income was $69.4 million ($0.54 per share) and $174.0 million ($1.34 per share) for the third quarter and nine months of 1994 compared with $80.9 million ($0.60 per share) and $209.6 million ($1.55 per share) for the third quarter and nine months of 1993. The third quarter and nine months of 1993 included a gain of $9.2 million ($0.07 per share) from the revaluation of deferred tax assets. The third quarter and nine months of 1993 also included after-tax gains of $6.3 million ($0.05 per share) and $20.2 million ($0.15 per share) from litigation settlements less related expenses. These 1993 third quarter and nine month gains were offset by special charges of $15.5 million ($0.12 per share) and $28.8 million ($0.22 per share) after income taxes, respectively, for costs associated with workforce reductions, factory consolidations, and other costs associated with exiting several product lines which were no longer considered complimentary to Honeywell's businesses. Research and development expenditures declined slightly for the third quarter and nine months of 1994 primarily because of lower R&D spending in Space and Aviation Control. R&D expenditures in the nine months of 1993 had increased sharply for spending associated with next-generation technologies. Selling, general and administrative expenses increased for the third quarter and nine months of 1994 primarily due to lower autofocus royalty income and Honeywell's continued expansion in key geographic regions. Equity income, which includes Honeywell's portion of the earnings of companies owned 20 percent to 50 percent, declined for the nine months of 1994 primarily because of a second-quarter writedown of assets and bad debt reserve increase by an equity investee.

The special charges recorded in 1993 are the result of decisions made by Honeywell's management, with the approval of the Board of Directors, to take specific action to respond to business conditions by reducing costs, improving productivity, and enhancing competitiveness. Management has identified additional opportunities to restructure and streamline operations in 1994 and anticipates recording a provision for special charges of at least $50 million in the fourth quarter. The effect of this provision on net income will be fully offset by a reduction in Honeywell's provision for income taxes resulting from the resolution of an outstanding tax issue related to the deductibility of intangible assets acquired in connection with Honeywell's 1986 purchase of the Sperry Aerospace Group.

Worldwide sales increased 4 percent for the third quarter and declined 1 percent for the nine months when compared with last year. Compared with 1993, international sales were increased by the effect of currency translations because of the weakness of the U.S. dollar against local currencies in many countries where Honeywell does business. Excluding the impact of a weaker dollar on international sales, Honeywell sales were up slightly for the third quarter compared to 1993. Home and Building Control sales increased 9 percent for the third quarter and 8 percent for the nine months as U.S. sales continued to benefit from an improving economy and growing consumer confidence. Home Control continued to achieve greater market penetration with original equipment manufacturers and to broaden its product offerings to key markets. In the quarter, for example, Honeywell initiated the acquisition of Metallwerke Neheim Goeke & Co. GmbH, a leading German manufacturer of water heating control products, to complement its current water control offerings. Building Control experienced continued success in the targeted customer segments of schools and health-care facilities. Excluding year-earlier results of the Keyboard business, which was sold in the third quarter of 1993, Industrial Control sales increased 16 percent for the third quarter and 10 percent for the nine months when compared with 1993. Control Components benefited from improved conditions in durable goods markets worldwide. Industrial Automation and Control continued to benefit from increased demand for systems to improve safety, environmental protection and productivity. During the quarter, the business forged alliances with companies such as Applied Training Resources, Sandiford Computer Services Ltd. and The Pace Consultants Inc. to expand its TotalPlant[Registered Trademark] open solutions portfolio and provide more one-stop shopping and a broader range of services to its industrial customers. As expected, Space and Aviation Control sales, which declined 10 percent for the third quarter and 16 percent for the nine months, continued to reflect lower aircraft production rates and reduced government spending. Other sales, which include various operations that do not correspond with Honeywell's primary business segments, such as the Solid State Electronics Center and the Honeywell Technology Center, declined in the third quarter and nine months of 1994 primarily reflecting the sale of ELAC, a German subsidiary, to a subsidiary of AlliedSignal Inc. in the first quarter of 1994 and the effects of reduced government spending.

Excluding special charges associated with productivity initiatives recorded in the third quarter and nine months of 1993, worldwide operating profit declined 4 percent for the third quarter and 7 percent for the nine months of 1994. Excluding special charges of $9.9 million in the third quarter and nine months of 1993, Home and Building Control operating profit increased 9 percent for the third quarter and 13 percent for the nine months compared with 1993 benefiting from an improving U.S. economy and growing consumer confidence. Excluding special charges of $9.0 million in the third quarter and nine months of 1993, Industrial Control operating profit increased 32 percent for the third quarter and 11 percent for the nine months compared with 1993 primarily as a result of increased third quarter volume in Industrial Automation and Control where environmental and safety regulations remain key drivers of spending around the world, particularly in the hydrocarbon processing and chemicals markets. Excluding special charges of $4.5 million for the third quarter and $8.2 for the nine months of 1993, Space and Aviation Control operating profit declined 35 percent and 41 percent, respectively, as a result of lower aircraft production rates, reduced government spending and continued investment in next-generation technology, which was slightly offset by a contract settlement in the Military Avionics unit in the third quarter and by favorable contract performance and favorable warranty and employee-related liability experience for the nine months. Other operations had an operating profit of $5.0 million for the nine months of 1994 compared with an operating loss of $3.6 million for the nine months of 1993, which included special charges of $15.6 million.

Total worldwide orders increased 8 percent for the quarter and 13 percent for the nine months, compared with the same periods last year, reflecting improved economic conditions in the United States and Europe and continued success in the developing markets of Asia, Eastern Europe and Latin America. Third-quarter orders for Home and Building Control increased 14 percent, primarily in the United States. On a comparable basis, third-quarter

Industrial Control orders were up 23 percent. Orders in Space and Aviation Control declined 13 percent in the third quarter.


FINANCIAL CONDITION

Cash flow generated from operating activities, net of investing activities, for the first nine months of 1994 was $20.2 million.

Debt, as a percentage of total capital at the end of the third quarter, was 31.5 percent compared with 28.1 percent at the end of 1993. Total debt increased $159.3 million from 1993 year end. The increase was used to finance general corporate requirements, including capital expenditures and working capital, and $64.7 million of acquisitions. Long-term debt decreased $13.3 million. The decrease was primarily a result of the reclassification of $130.2 million to current maturities of long-term debt, the issuance of $80.5 million of medium-term notes during the third quarter and $26.4 million of other long-term financing. Short-term debt increased $172.6 million from 1993 year end. The increase was largely due to reclassification of long-term debt to current maturities of long-term debt and the funding of general corporate requirements.

Common shares outstanding decreased by 2,422,689 from the end of 1993 to 129.1 million. Shares repurchased during the first nine months of 1994 totaled 3,129,800 at a cost of $103.5 million. Shares issued through employee stock plans totaled 707,111. Stockholders' equity increased to $1,851 million from $1,773 million at the end of 1993. The increase in stockholders' equity includes an $81 million addition to retained earnings resulting from current year earnings less dividends and a $73 million increase in the accumulated foreign currency translation balance, partially offset by $76 million in net treasury stock transactions.

On August 31, 1993, a federal court jury in the U.S. District Court in Los Angeles returned a verdict against Honeywell on patent infringement and intentional interference claims in the amount of $1.2 billion. These claims were part of a lawsuit brought by Litton Systems Inc. alleging, among other things, Honeywell patent infringement relating to the process used by Honeywell to coat mirrors incorporated in its ring laser gyroscopes. Honeywell believes the verdict is unsupported by the facts; that the Litton patent is invalid; and that Honeywell's process differs from Litton's. The judge in the case held a hearing November 22, 1993, on various issues including, among others, Honeywell's claims that the patent was improperly obtained due to alleged "inequitable conduct" on the part of Litton and Honeywell's other legal and equitable defenses, as well as on Litton's motion to enhance the damage award. The court has yet to enter a judgment. The trial will conclude when the court has resolved legal issues that could alter or eliminate the jury verdict. Honeywell will evaluate the outcome of the trial, including appealing any significant judgment against the company. The trial for the antitrust claims of Litton and Honeywell is scheduled to commence in November 1995.

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

On October 2, 1994, Honeywell had $1,905 million of committed credit lines with twenty-two banks. There were no borrowings under these lines. In addition, certain foreign units had $338 million in credit lines available at the end of the third quarter. Honeywell initiated a $500 million medium-term note program in August 1994 and issued $80.5 million of notes in the third quarter to provide funds for general corporate purposes. Honeywell believes its liquidity is adequate to meet its short-term and long-term financing requirements, including support of commercial paper and bank note borrowings and an appeal bond that could be required in the Litton litigation.

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

          The information reported in Note (6) to the Financial Statements set forth in Item 1 of Part I of this report and the information reported in Item 2 of Part I of this report regarding the financial condition of Honeywell are incorporated by reference into this Item 1.

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits:

          (11)  Computation of Earnings Per Share.

          (12)  Computation of Ratio of Earnings to Fixed Charges.

          (27)  Financial Data Schedule

     (b) On August 4, 1994, the registrant filed a report on Form 8-K with respect to a Distribution Agreement entered into with Goldman, Sachs & Co., Chase Securities, Inc., Dillon, Read & Co. Inc. and J. P. Morgan Securities Inc. for the public offering of up to $500 million of its Medium Term Notes and financial statements and exhibits relating to the issuance of such notes.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   HONEYWELL INC.



Date:    November ___, 1994        By:   /s/ E. D. Grayson
                                      ----------------------------------
                                      E. D. Grayson
                                      Vice President and General Counsel



Date:    November ___, 1994        By:    /s/ P. M. Palazzari
                                      ----------------------------------
                                      P. M. Palazzari
                                      Vice President and Controller
                                      (Chief Accounting Officer)