Form 10-K
HONEYWELL INC
filed 1995-03-29
CIK 48305

1994
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
   [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [ FEE REQUIRED ]

                  For the fiscal year ended December 31, 1994

                                       OR

   [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [ NO FEE REQUIRED ]

For the transition period from..........  to....................................

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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    Based on the closing sales price of $36.00 on March 1, 1995, the aggregate market value of the voting stock held by nonaffiliates of the registrant was $4,562,938,836.

    As of March 1, 1995, the number of shares outstanding of the registrant's common stock, par value $1.50 per share, was 127,327,034 shares.

                  DOCUMENTS INCORPORATED IN PART BY REFERENCE

Incorporated Documents                                    Location in Form 10-K
--------------------------------------------------------  ---------------------
Honeywell Notice of 1995 Annual Meeting and Proxy               Part III
Statement

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

                          INDUSTRY SEGMENT INFORMATION

    Honeywell's products and services are classified by management into three industry segments: (i) Home and Building Control, (ii) Industrial Control, and
(iii) Space and Aviation Control. Financial information relating to these industry segments is set forth in Part II, Item 6 at page 10.

HOME AND BUILDING CONTROL

    Honeywell's Home and Building Control business provides controls and systems for building automation, energy management, fire and security, as well as thermostats, air cleaners and other environmental controls and services for buildings and homes.

    Honeywell manufactures, markets and installs mechanical, pneumatic, electrical and electronic control products and systems for heating, ventilation and air conditioning in homes and commercial, industrial and public buildings. The systems, which may be generic or specifically designed for each application, may include panels and control systems to centralize mechanical and electrical functions.

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

    Honeywell provides systems analysis and applied research and development on systems and products, including, application software, sensors, artificial intelligence and advanced electronics.

    Solid State  Electronics  Center,  a semiconductor  facility  in  Minnesota,
designs   and  manufactures  integrated  circuits  and  sensors  for  Honeywell, government customers and selected external customers.

    Honeywell, through its Aerospace and Defense Group in Germany, develops, markets and sells to European countries, among other things, military avionics and electro-optic devices for flight control and nautical systems, including sonar transducers and echo sounders.

                              GENERAL INFORMATION

RAW MATERIALS

    Honeywell experienced no significant or unusual problems in the purchase of raw materials and commodities in 1994. Although it is impossible to predict what effects shortages or price increases may have in the future, at present management has no reason to believe a shortage of raw materials will cause any material adverse impact during 1995.

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

MAJOR CUSTOMER

    Honeywell provides products and services to the United States government as a prime contractor or subcontractor, the majority of which are described under the heading "Space and Aviation Control" on page 2. Such business is significant because of its volume and its contribution to Honeywell's technical capabilities, but Honeywell's dependence upon individual programs is minimized by the large variety of products and services it provides. Contracts and subcontracts for all of such sales are subject to the standard provisions permitting the government to terminate for convenience or default.

BACKLOG

    The total dollar amount of backlog of Honeywell's orders believed to be firm was approximately $3,340 million at December 31, 1994, and $3,128 million at December 31, 1993. All but approximately $813 million of the 1994 backlog is expected to be delivered within the current fiscal year. Backlog is not a reliable indicator of Honeywell's future revenues because a substantial portion of backlog represents the value of orders that are cancelable at the customer's option.

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

    Competitive conditions vary widely among the thousands of products and services provided by Honeywell, and vary as well from country to country. Markets, customers and competitors are becoming more international in their outlook. In those areas of environmental and industrial components and controls where sales are primarily to equipment manufacturers, price/performance is probably the most significant competitive factor, but customer service and applied technology are also important. Competition is increasingly being applied to government procurements to improve price and product performance. In service businesses, quality, reliability and promptness of service are the most important competitive factors. Service must be offered from many areas because of the localized nature of such business. In engineering, construction, consulting and research activities, technological capability and a record of proven reliability are generally the principal competitive factors. Although in a small number of highly specialized products and services Honeywell may have relatively few significant competitors, in most markets there are many competitors.

RESEARCH AND DEVELOPMENT

    During 1994 Honeywell spent approximately $659.5 million on research and development activities, including $340.5 million in customer-funded research, relating to the development of new products or services, or the improvement of existing products or services. Honeywell spent $742.2 million in 1993 and $703.1 million in 1992 on research and development activities, including $404.8 million and $390.5 million, respectively, in customer-funded research.

ENVIRONMENTAL PROTECTION

    Compliance with current federal, state and local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had, and in the opinion of management will not have, a material effect on Honeywell's financial position, net income, capital expenditures or competitive position. See Item 7 at page 14 for further information concerning environmental matters.

EMPLOYEES

    Honeywell employed approximately 50,800 persons in total operations as of December 31, 1994.

GEOGRAPHIC AREAS

    Honeywell engages in material operations in foreign countries. A large majority of Honeywell's foreign business is in Western Europe, Canada and the Asian Pacific Rim.

    Although there are risks attendant to foreign operations, such as potential nationalization of facilities, currency fluctuation and restrictions on movement of funds, Honeywell has taken action to mitigate such risks.

    Financial information related to geographic areas is included in Note 19 to the financial statements in Part II, Item 8 at page 36.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

                                                                                            POSITION        AGE AT
           NAME                                        OFFICE                              HELD SINCE       3/1/95
--------------------------  ------------------------------------------------------------  -------------  -------------
M. R. Bonsignore (1)        Chairman of the Board and Chief Executive Officer                    1993             53
D. L. Moore (2)             President and Chief Operating Officer                                1993             58
J. R. Dewane (3)            President, Space & Aviation Control                                  1993             60
E. D. Grayson (4)           Vice President and General Counsel                                   1992             56
J. J. Grierson (5)          Vice President, Business Development                                 1992             52
W. M. Hjerpe (6)            Vice President and Chief Financial Officer                           1994             43
E. T. Hurd (7)              Senior Vice President                                                1995             56
B. M. McGourty (8)          President, Home and Building Control                                 1994             57
P. M. Palazzari (9)         Vice President and Controller                                        1994             47
M. I. Tambakeras (10)       President, Industrial Automation and Control                         1995             44
    Officers  are elected by the  Board of Directors to terms  of one year and until  their successors are elected and qualified.

------------------------
 (1) Mr. Bonsignore was elected to this position on February 16, 1993, effective April 20, 1993. For more than five years prior thereto, he was an executive officer of the company.
 (2) Dr. Moore was elected to this position on February 16, 1993, effective April 20, 1993. From November 1990 to April 1993, he was Executive Vice President and Chief Operating Officer, Space and Aviation, and Industrial. From May 1989 to November 1990, he was President, Space and Aviation.
 (3) Mr. Dewane was elected to this position on April 20, 1993, effective March 15, 1993. From April 1989 to March 1993, he was Group Vice President of Honeywell's Commercial Flight Systems Group.
 (4) Mr. Grayson was elected to this position on April 21, 1992, effective April 1, 1992, when he joined the company. For more than five years prior thereto, he was Senior Vice President, General Counsel, Corporate Secretary and Clerk of Wang Laboratories.
 (5) Mr. Grierson was elected to this position on February 18, 1992, effective March 1, 1992. For more than five years prior thereto he was an executive officer of the company.
 (6) Mr. Hjerpe was elected to this position on October 16, 1994. From February 1992 to October 1994, he was Vice President and Controller of the company. From July 1990 to February 1992, he was Vice President and Treasurer of the company. From March 1989 to June 1990, he was Vice President of Finance and Administration for Home and Building and Defense and Marine Business.
 (7) Mr. Hurd was elected to this position on February 21, 1995, effective February 1, 1995. From January 1992 to January 1995, he was President, Industrial Control. From January 1991 to December 1991, he was Vice President and Group Executive of Honeywell's Industrial Automation and Control Group. From October 1989 to December 1990, he was Vice President and General Manager of Honeywell's Industrial Automation and Control Division.
 (8) Mr. McGourty was elected to this position on April 19, 1994, effective April 1, 1994. From December 1991 to April 1994, he was Vice President, Field Operations for Home and Building Control. From January 1990 to December 1991, he was Chairman, President and Chief Executive Officer of Honeywell Limited, Canada.

 (9)  Mr.  Palazzari was elected to this position  on October 16, 1994. From May
      1993 to October 1994, he was Vice President, Finance for Home and Building
      Control. From  March  1992  to  April 1993,  he  was  Vice  President  and
      Assistant  Controller of Operations for the  company. From January 1990 to
      February 1992, he was Vice President for Financial Planning and Reporting for the company.
(10) Mr. Tambakeras was elected to this position on February 21, 1995, effective
     March  1, 1995.  From January  1992 to February  1995, he  was President of
     Honeywell Asia Pacific. From  February 1988 to December  1991, he was  Vice
     President of Business Operations for Industrial Automation Control.

ITEM 2.  PROPERTIES

    Honeywell and its subsidiaries operate facilities worldwide comprising approximately 21,331,600 square feet of space for use as manufacturing, office and warehouse space, of which approximately 12,409,100 square feet is owned and approximately 8,922,500 square feet is leased. In the judgment of management, the facilities used by Honeywell are adequate and suitable for the purposes they serve.

    Facilities allocated for corporate use in the United States, including sales offices, comprise approximately 3,405,800 square feet of space, of which approximately 1,683,300 square feet is owned and approximately 1,722,500 square feet is leased. These figures include Honeywell's principal executive offices in Minneapolis, Minnesota which comprise approximately 957,400 square feet, all of which is owned.

    A summary of properties held by each segment of Honeywell is set forth below, showing major plants, their location, size and type of holding. The descriptions include approximately 184,600 square feet of space owned or leased by Honeywell's operations in the United States that has been leased or subleased to third parties. In addition, approximately 4,138,100 square feet of previously leased space in the United States is under assignment to third parties (including 2,417,000 square feet, 441,100 square feet and 102,600 square feet which is assigned to Alliant Techsystems Inc., Federal Systems Inc. and Bull HN Information Systems, Inc., respectively, all of which were formerly affiliates of the company).

HOME AND BUILDING CONTROL

    Home and Building Control occupies approximately 2,472,100 square feet of space for operations in the United States, of which approximately 1,887,900 square feet is owned and approximately 584,200 square feet is leased.

    Outside the United States, Home and Building Control operations occupy approximately 4,101,100 square feet, of which approximately 1,487,000 square feet is owned and approximately 2,614,100 square feet is leased. Principal facilities operated outside the United States are located in Canada, Germany, The Netherlands, the United Kingdom and Australia.

    Facilities in the United States comprising 300,000 square feet or more are listed below.

                               MAJOR USE OF      APPROXIMATE   OWNED OR
         LOCATION                FACILITY        SQUARE FEET    LEASED
--------------------------  -------------------  ------------  ---------
Arlington Heights, Ill.     Manufacturing            494,600   Owned
Golden Valley, Minn.        Manufacturing          1,185,300   Owned

INDUSTRIAL CONTROL

    Industrial Control occupies approximately 3,191,300 square feet of space for operations in the United States, of which approximately 2,233,200 square feet is owned and approximately 958,100 square feet is leased.

    Outside the United States, Industrial Control operations occupy approximately 2,441,100 square feet, of which approximately 968,800 square feet is owned and approximately 1,472,300 square feet is leased. Principal facilities operated outside the United States are located in the United Kingdom, Australia, Canada, Switzerland, France, Germany, Belgium and The Netherlands.

    Facilities in the United States comprising 300,000 square feet or more are listed below.

                               MAJOR USE OF      APPROXIMATE   OWNED OR
         LOCATION                FACILITY        SQUARE FEET    LEASED
--------------------------  -------------------  ------------  ---------
Freeport, Ill.              Manufacturing            316,000   Owned
Ft. Washington, Pa.         Manufacturing            411,400   Leased
Phoenix, Az.                Manufacturing            550,000   Owned

SPACE AND AVIATION CONTROL

    Space and Aviation Control occupies approximately 5,166,300 square feet of space for operations in the United States, of which approximately 3,819,100 square feet is owned and approximately 1,347,200 square feet is leased.

    Outside the United States, Space and Aviation Control operations occupy approximately 553,900 square feet, of which approximately 329,800 square feet is owned and approximately 224,100 square feet is leased. Principal facilities operated outside the United States are located in Canada, the United Kingdom and Singapore.

    Facilities in the United States comprising 300,000 square feet or more are listed below.

                               MAJOR USE OF      APPROXIMATE   OWNED OR
         LOCATION                FACILITY        SQUARE FEET    LEASED
--------------------------  -------------------  ------------  ---------
Phoenix, Ariz.              Manufacturing            939,000   Owned
St. Louis Park, Minn.       Manufacturing            559,000   Owned
Albuquerque, N.M.           Manufacturing            526,600   Owned
Minneapolis, Minn.          Manufacturing            525,100   Owned
Clearwater, Fla.            Manufacturing            914,800   Owned
St. Petersburg, Fla.        Manufacturing            304,000   Leased

ITEM 3.  LEGAL PROCEEDINGS

    On March 13, 1990, Litton Systems, Inc. filed suit against Honeywell in U.S. District Court, Central District of California, alleging Honeywell patent infringement relating to the process used by Honeywell to coat mirrors incorporated in its ring laser gyroscopes; attempted monopolization by Honeywell of certain alleged markets for products containing ring laser gyroscopes; and intentional interference by Honeywell with Litton's prospective advantage in European markets and with its contractual relationships with Ojai Research, Inc., a California corporation. Honeywell has filed counterclaims against Litton alleging, among other things, violations by Litton of various antitrust laws including attempted monopolization of markets for inertial systems and interference with Honeywell's relationships with suppliers.

    The trial of the patent infringement and intentional interference claims commenced June 4, 1993, and on August 31, 1993, a federal court jury in U.S. District Court in Los Angeles returned a verdict against Honeywell on each of these claims and awarded damages in the amount of $1.2 billion and concluded that the patent infringement was willful. Honeywell contended that the verdict was unsupported by the facts; that the Litton patent was invalid; and that Honeywell's process differed from Litton's. The judge in the case held a hearing November 22, 1993, on various issues including, among others, Honeywell's claims that the patent was improperly obtained due to alleged "inequitable conduct" on the part of Litton; Honeywell's other legal and equitable defenses; and Litton's motion to enhance the damage award. On January 9, 1995, the court issued a decision in favor of Honeywell, ruling that the Litton patent was unenforceable because it was obtained by inequitable conduct and invalid because it was an invention that would have been obvious from combining existing processes. The court further ruled that if the judgment is subsequently vacated or reversed as a result of an appeal of the court's ruling, a new trial on the issue of damages would be held on the ground that the jury's award was inconsistent with the clear weight of the evidence and to permit it to stand would constitute a miscarriage of justice. Litton has filed a motion to appeal the court's ruling. The trial for the antitrust claims of Litton and Honeywell is presently scheduled to commence in November 1995.

    Honeywell believes that the court's ruling was correct and continues to believe that Litton's claims are without merit. As a result, no provision has been made in the financial statements with respect to this contingent liability.

    Honeywell is a party to other various claims, legal and governmental proceedings, including claims relating to previously reported environmental matters. It is the opinion of management that any losses in connection with these matters and the resolution of the environmental claims will not have a material effect on net income, financial position or liquidity.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the fourth quarter of 1994.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The principal U.S. market for Honeywell's common stock is the New York Stock Exchange. The high and low sales prices for the stock as reported by the consolidated transaction reporting system, of the two most recent fiscal years is set forth in Part II, Item 8 at page 43.

    Information regarding the frequency and amount of dividends paid by Honeywell on its common stock during the two most recent years is set forth in
Note 23 to the financial statements in Part II, Item 8 at page 43. Further information regarding the company's payment of dividends is set forth in Part II, Item 7 at pages 17 and 18.

    In November 1991, as part of Honeywell's program to enhance shareholder value, the company authorized the repurchase of shares of its common stock in open market transactions during the next five years for an amount not to exceed $600 million. In 1992, 1993 and 1994, $189 million, $240 million and $168 million respectively, of share repurchases were made under this program.

    Stockholders of record on March 1, 1995 totaled 31,829, excluding individual participants in security position listings.

ITEM 6.  SELECTED FINANCIAL DATA

                          HONEYWELL INC. AND SUBSIDIARIES
           (DOLLARS AND SHARES IN MILLIONS EXCEPT PER SHARE AMOUNTS)

                                                                1994        1993        1992        1991        1990        1989
                                                              --------    --------    --------    --------    --------    --------
Results of Operations
  Sales...................................................    $6,057.0    $5,963.0    $6,222.6    $6,192.9    $6,309.1    $6,058.6
                                                              --------    --------    --------    --------    --------    --------
  Cost of sales...........................................     4,082.1     4,019.6     4,195.3     4,185.1     4,308.7     4,172.5
  Research and development................................       319.0       337.4       312.6       300.7       279.6       283.5
  Selling, general and administrative.....................     1,173.8     1,075.7     1,196.8     1,150.9     1,170.0     1,127.9
  Litigation settlements..................................                   (32.6)     (287.9)
  Special charges.........................................        62.7        51.2       128.4                                81.6
  Interest -- net.........................................        60.2        51.0        58.5        61.4        67.6        90.3
  Gain on sale of assets..................................                                                       (21.7)     (340.1)
  Equity income...........................................       (10.5)      (17.8)      (15.8)      (14.6)      (11.5)      (33.0)
                                                              --------    --------    --------    --------    --------    --------
                                                               5,687.3     5,484.5     5,587.9     5,683.5     5,792.7     5,382.7
                                                              --------    --------    --------    --------    --------    --------
  Income from continuing operations before income taxes...       369.7       478.5       634.7       509.4       516.4       675.9
  Provision for income taxes..............................        90.8       156.3       234.8       178.3       144.6       125.6
                                                              --------    --------    --------    --------    --------    --------
  Income from continuing operations.......................       278.9       322.2       399.9       331.1       371.8       550.3
  Income from discontinued operations.....................                                                        10.1        53.8
  Extraordinary item......................................                                (8.6)
  Cumulative effect of accounting changes.................                              (144.5)
                                                              --------    --------    --------    --------    --------    --------
  Net income..............................................    $  278.9    $  322.2    $  246.8    $  331.1    $  381.9    $  604.1
                                                              --------    --------    --------    --------    --------    --------
                                                              --------    --------    --------    --------    --------    --------
Earnings Per Common Share
  Continuing operations...................................    $   2.15    $   2.40    $   2.88    $   2.35    $   2.45    $   3.23
  Discontinued operations.................................                                                        0.07        0.32
  Extraordinary item......................................                               (0.06)
  Cumulative effect of accounting changes.................                               (1.04)
                                                              --------    --------    --------    --------    --------    --------
  Net income..............................................    $   2.15    $   2.40    $   1.78    $   2.35    $   2.52    $   3.55
                                                              --------    --------    --------    --------    --------    --------
                                                              --------    --------    --------    --------    --------    --------
Cash Dividends Per Common Share...........................    $   0.97    $   0.91    $   0.84    $   0.77    $   0.70    $   0.57

Financial Position
  Current assets..........................................    $2,649.4    $2,550.2    $2,707.8    $2,698.9    $2,582.2    $2,800.7
  Current liabilities.....................................     2,071.8     1,856.1     1,969.2     2,095.0     2,175.1     2,415.8
                                                              --------    --------    --------    --------    --------    --------
  Working capital.........................................    $  577.6    $  694.1    $  738.6    $  603.9    $  407.1    $  384.9
                                                              --------    --------    --------    --------    --------    --------
                                                              --------    --------    --------    --------    --------    --------
  Short-term debt.........................................    $  360.6    $  187.9    $  188.4    $  168.4    $  109.0    $  145.6
  Long-term debt..........................................       501.5       504.0       512.1       639.8       616.3       692.5
                                                              --------    --------    --------    --------    --------    --------
  Total debt..............................................       862.1       691.9       700.5       808.2       725.3       838.1
  Stockholders' equity....................................     1,854.7     1,773.0     1,790.4     1,850.8     1,696.9     1,918.2
                                                              --------    --------    --------    --------    --------    --------
  Capitalization..........................................    $2,716.8    $2,464.9    $2,490.9    $2,659.0    $2,422.2    $2,756.3
                                                              --------    --------    --------    --------    --------    --------
                                                              --------    --------    --------    --------    --------    --------

           (DOLLARS AND SHARES IN MILLIONS EXCEPT PER SHARE AMOUNTS)

                                                                1994        1993        1992        1991        1990        1989
                                                              --------    --------    --------    --------    --------    --------
Sales
  Home and Building Control...............................    $2,664.5    $2,424.3    $2,393.6    $2,249.1    $2,196.7    $2,076.8
  Industrial Control......................................     1,835.3     1,691.5     1,743.9     1,626.8     1,653.5     1,491.4
  Space and Aviation Control..............................     1,432.0     1,674.9     1,933.1     2,132.3     2,071.3     2,004.1
  Other...................................................       125.2       172.3       152.0       184.7       387.6       486.3
                                                              --------    --------    --------    --------    --------    --------
                                                              $6,057.0    $5,963.0    $6,222.6    $6,192.9    $6,309.1    $6,058.6
                                                              --------    --------    --------    --------    --------    --------
                                                              --------    --------    --------    --------    --------    --------
Operating Profit (1)(2)
  Home and Building Control...............................    $  236.5    $  232.7    $  193.4    $  229.1    $  237.0    $  225.1
  Industrial Control......................................       206.6       189.7       156.9       224.0       219.5       136.8
  Space and Aviation Control..............................        80.9       148.1       175.8       226.1       200.4       111.5
  Other...................................................                    (1.8)       (9.5)       (3.1)       18.8        20.8
                                                              --------    --------    --------    --------    --------    --------
  Total operating profit..................................       524.0       568.7       516.6       676.1       675.7       494.2
  Interest expense........................................       (75.5)      (68.0)      (89.9)      (89.4)     (106.0)     (135.2)
  Litigation settlements..................................                    32.6       287.9
  Gain on sale of assets..................................                                                        21.7       340.1
  Equity income...........................................        10.5        17.8        15.8        14.6        11.5        33.0
  General corporate expense...............................       (89.3)      (72.6)      (95.7)      (91.9)      (86.5)      (56.2)
                                                              --------    --------    --------    --------    --------    --------
  Income before income taxes..............................    $  369.7    $  478.5    $  634.7    $  509.4    $  516.4    $  675.9
                                                              --------    --------    --------    --------    --------    --------
                                                              --------    --------    --------    --------    --------    --------
Assets
  Home and Building Control...............................    $1,529.8    $1,327.3    $1,302.4    $1,282.8    $1,228.7    $1,202.1
  Industrial Control......................................     1,273.3     1,059.8     1,057.5     1,001.7       955.3       937.5
  Space and Aviation Control..............................     1,174.9     1,219.6     1,403.6     1,594.5     1,684.7     1,701.8
  Corporate and Other.....................................       907.9       991.4     1,106.6       927.7       877.5     1,158.7
  Discontinued operations.................................                                                                   258.1
                                                              --------    --------    --------    --------    --------    --------
                                                              $4,885.9    $4,598.1    $4,870.1    $4,806.7    $4,746.2    $5,258.2
                                                              --------    --------    --------    --------    --------    --------
                                                              --------    --------    --------    --------    --------    --------
Additional Information
  Average number of common shares outstanding.............       129.4       134.2       138.5       140.9       151.8       170.4
  Return on average stockholders' equity..................        15.6%       18.4%       13.8%       19.2%       20.6%       33.5%
  Stockholders' equity per common share...................    $  14.57    $  13.48    $  13.10    $  13.25    $  11.99    $  11.99
  Percent of debt to total capitalization.................          32%         28%         28%         30%         30%         30%
  Research and development
    Honeywell-funded......................................    $  319.0    $  337.4    $  312.6    $  300.7    $  279.6    $  283.5
    Customer-funded.......................................       340.5       404.8       390.5       373.5       417.5       460.9
  Capital expenditures....................................       262.4       232.1       244.1       240.2       251.5       268.0
  Depreciation............................................       235.3       235.3       242.8       238.5       236.1       247.8
  Employees at year end...................................      50,800      52,300      55,400      58,200      60,300      65,300

--------------------------
(1) Operating profit is net of special charges amounting to $62.7, $51.2, $128.4 and $81.6 in 1994, 1993, 1992 and 1989, respectively, (see Note 4 to Financial Statements) as follows: Home and Building Control, $28.7, $9.9, $42.7 and $28.4; Industrial Control, $14.4, $9.0, $38.6 and $32.7;
      Space and Aviation Control, $19.6, $7.4, $34.9 and $12.1; Other, $--, $16.4, $2.6 and $3.1; and General Corporate Expense, $--, $8.5, $9.6 and $5.3.

(2) Operating profit is net of the additional operating expense impact of adopting SFAS 106 (see Note 21 to Financial Statements) and SFAS 112 (see
      Note 1 to Financial Statements) amounting to $16.4 and $3.8, respectively, in 1992 as follows: Home and Building Control, $4.3 and $1.0; Industrial Control, $4.0 and $0.9; Space and Aviation Control, $7.0 and $1.6; Other, $0.5 and $0.1; and General Corporate Expense, $0.6 and $0.2.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   OPERATIONS

SALES

    Honeywell's 1994 sales were $6.057 billion, compared with $5.963 billion in 1993 and $6.223 billion in 1992. Sales in the United States of $3.825 billion were down two percent primarily due to a continuing cyclical downturn in the Space and Aviation Control commercial aviation market and reduced government spending. International sales, which represent 37 percent of total sales, increased eight percent from 1993 to $2.232 billion. The international sales increase was the result of positive sales growth of seven percent measured in local currency, along with positive currency effects as the U.S. dollar weakened an average of one percent against local currencies in countries where Honeywell does business. U.S. export sales, including exports to foreign affiliates, were $780 million in 1994, compared with $769 million in 1993 and $830 million in 1992.

COST OF SALES

    Cost of sales was $4.082 billion in 1994, or 67.4 percent of sales, compared with $4.020 billion (67.4 percent) in 1993 and $4.195 billion (67.4 percent) in 1992. Cost as a percentage of sales remained flat for 1994 despite highly competitive conditions in all sectors of operation. Honeywell continues to closely monitor all phases of its program to reduce operating costs and improve margins, and margin expansion is anticipated in 1995.

RESEARCH AND DEVELOPMENT

    Honeywell spent $319 million, or 5.3 percent of sales, on research and development in 1994, compared with $337 million (5.7 percent) in 1993 and $313 million (5.0 percent) in 1992. The higher 1993 percentage reflects significant investments in next-generation technologies. Honeywell expects to return to approximately the same rate of R&D spending in 1995 as in 1992. Honeywell also received $340 million in funds for customer-funded research and development in 1994, compared with $405 million in 1993 and $390 million in 1992.

OTHER EXPENSES AND INCOME

    Selling, general and administrative expenses were $1.174 billion, or 19.4 percent of sales in 1994, compared with $1.076 billion (18.0 percent) in 1993 and $1.197 billion (19.2 percent) in 1992. Excluding royalties from autofocus licensees (see Note 3 to Financial Statements on page 26), the percent of sales would have been 19.5 percent, 18.6 percent and 19.5 percent in 1994, 1993 and 1992, respectively. The higher percentage in 1994 was primarily due to increased legal costs. The higher percentage in 1992 was due to increased international selling expenses. Royalty income from autofocus licensing agreements is expected to decline to less than $1 million in 1995 as a result of the expiration of the related patents.

    On April 16, 1993, Honeywell announced the settlement of its lawsuits against the Unisys Corporation and other parties in connection with Honeywell's 1986 purchase of the Sperry Aerospace Group. Honeywell received $70 million in cash and notes, and recorded a gain of $22 million, or $14 million ($0.10 per share) after income taxes, to offset previously incurred costs associated with the matter (see Note 3 to Financial Statements on page 26).

    In April 1987, Honeywell filed suit against Minolta Camera Co. alleging that Minolta autofocus cameras infringe Honeywell patents. Subsequently, Honeywell filed similar suits against other major camera manufacturers that employ autofocus technology. In March 1992, following a jury award in Honeywell's favor, Minolta agreed to pay Honeywell $127 million in settlement of the damages and Honeywell's claims for interest and legal fees. In addition to the Minolta settlement, agreements were reached with various camera manufacturers for their use of Honeywell's patented automatic focus camera technology. The total of all autofocus settlements recorded, after associated expenses, was $10 million, or $6 million ($0.05 per share) after income taxes, in 1993 and $288 million, or $171 million ($1.24 per share) after income taxes, in 1992 (see Note 3 to Financial Statements on page 26).

    Honeywell remains committed to efforts to reduce operating costs and improve margins. As a result of the identification of additional opportunities to restructure and streamline operations, Honeywell announced on October 19, 1994, its intention to record additional special charges in 1994. In December 1994, Honeywell's management, with the approval of the Board of Directors, committed itself to a plan of action and recorded special charges of $63 million, or $38 million ($0.29 per share) after income taxes. The actions to be undertaken include a continuation of right-sizing the Space and Aviation Control business segment, a worldwide consolidation of manufacturing capacity, a streamlining and realignment of the overhead structure and corporate expense reductions. Special charges of $51 million, or $29 million ($0.22 per share) after income taxes, were recorded in 1993 for productivity initiatives to strengthen the company's competitiveness. In 1992, special charges of $128 million, or $85 million ($0.62 per share) after income taxes, were recorded to right-size the Space and Aviation Control business segment and to reposition the Home and Building Control and Industrial Control business segments to capitalize on emerging market opportunities. Special charges include costs for work force reductions, worldwide facilities consolidation and other cost accruals. Work force reduction costs primarily include severance costs related to involuntary termination programs instituted to improve efficiency and reduce costs. These costs amounted to $53 million in 1994, $44 million in 1993 and $65 million in 1992. As a result of the 1994 plan, approximately 1,500 employees will be terminated. Facilities consolidation costs are primarily associated with consolidations of branch office space and product lines to restructure and streamline Honeywell's operations. These costs amounted to $10 million in 1994, $2 million in 1993 and $43 million in 1992. Other cost accruals include costs of exiting several product lines which were no longer considered complementary to Honeywell's businesses and amounted to $5 million in 1993 and $20 million in 1992.

    The estimated cost savings of the restructuring actions in 1994 will exceed $30 million annually, when fully realized. Special charge accruals remaining to be paid were $74 million, $79 million and $121 million at December 31, 1994, 1993 and 1992, respectively. Total expenditures amounted to $50 million in 1994, $93 million in 1993 and $8 million in 1992. Cash flows from operating activities have funded and are expected to fund all special charges. Further information about special charges is provided in Note 4 to Financial Statements on page 26.

    Net interest expense was $60 million in 1994, $51 million in 1993 and $59 million in 1992. Net interest expense increased in 1994 as a result of higher market interest rates and higher debt compared with 1993. In 1992, Honeywell reduced total debt by $108 million, including redemption of high-coupon, long-term debt. Information concerning Honeywell's exposure to and management of interest rate risk through the use of derivative financial instruments is provided on page 19 and in Notes 14 and 15 to Financial Statements on pages 31 and 33, respectively.

    Earnings of companies owned 20 percent to 50 percent (primarily Yamatake-Honeywell Co., Ltd.), which are accounted for using the equity method, were $11 million in 1994, $18 million in 1993 and $16 million in 1992. The decline in 1994 primarily resulted from a decline in earnings, the writedown of assets and a bad debt reserve increase.

INCOME TAXES

    The provision for income taxes was $91 million in 1994, compared with $156 million in 1993 and $235 million in 1992. The 1994 income tax provision has been reduced by $38 million ($0.29 per share) as a result of a favorable tax settlement. The enactment by Congress of the Omnibus Budget Reconciliation Act of 1993, which raised the U.S. federal statutory income tax rate for corporations from 34 percent to 35 percent retroactive to January 1, 1993, did not have a material impact on the 1993 provision but did result in the recognition of a one-time gain of $9 million ($0.07 per share) in 1993 from the revaluation of deferred tax assets. Further information about income taxes is provided in Note 5 to Financial Statements on page 27.

EXTRAORDINARY ITEM

    In 1992, Honeywell recorded an extraordinary loss of $14 million, or $9 million ($0.06 per share) after income taxes, as a result of early debt redemptions that required the payment of premiums and the recognition of unamortized discounts and deferred costs. These redemptions were undertaken as part of Honeywell's efforts to reduce its debt and manage its interest rate exposure.

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

NET INCOME

    Honeywell's net income was $279 million ($2.15 per share) in 1994, compared with net income of $322 million ($2.40 per share) in 1993 and $247 million ($1.78 per share) in 1992. Net income in 1994 includes an after-tax provision for special charges of $38 million ($0.29 per share) and a reduction of the provision for income taxes of $38 million ($0.29 per share) from a favorable tax settlement. Net income in 1993 includes an after-tax gain from litigation settlements, after associated expenses, of $20 million ($0.15 per share); an after-tax provision for special charges of $29 million ($0.22 per share); and a gain of $9 million ($0.07 per share) from the revaluation of deferred tax assets. Net income in 1992 includes an after-tax gain from litigation settlements, after associated expenses, of $171 million ($1.24 per share); an after-tax provision for special charges of $85 million ($0.62 per share); an extraordinary loss after income taxes of $9 million ($0.06 per share) from the early redemption of long-term debt; and an after-tax reduction of $145 million ($1.04 per share) for the cumulative effect of accounting changes.

RETURN ON EQUITY AND INVESTMENT

    Return on equity (ROE) was  15.6 percent in 1994,  18.4 percent in 1993  and
13.8 percent in 1992. Return on investment (ROI) was 12.3 percent in 1994, 14.6 percent in 1993 and 11.8 percent in 1992. The adoption of SFAS 106 and SFAS 112 significantly reduced ROE and ROI in 1992.

CURRENCY

    The U.S. dollar weakened an average of one percent in 1994 compared with 1993 in relation to the principal foreign currencies in countries where Honeywell products are sold. A weaker dollar has a positive effect on international results because foreign-exchange denominated profits translate into more U.S. dollars of profit; a stronger dollar has a negative translation effect. Information about Honeywell's exposure to and management of currency risk through the use of derivative financial instruments is provided on page 19 and in Notes 6, 14 and 15 to Financial Statements on pages 28, 31 and 33, respectively.

INFLATION

    Highly competitive market conditions have minimized inflation's impact on the selling prices of Honeywell's products and the cost of its purchased materials. Productivity improvements and cost-reduction programs have largely offset the effects of inflation on other costs and expenses.

EMPLOYMENT

    Honeywell employed 50,800 people worldwide at year-end 1994, compared with 52,300 people in 1993 and 55,400 people in 1992. Approximately 31,400 employees work in the United States, with 19,400 employed outside the country, primarily in Europe. Total compensation and benefits in 1994 were $2.7 billion, or 47 percent of total costs and expenses. Sales per employee were $118,600 in 1994, compared with $110,900 in 1993 and $109,600 in 1992.

ENVIRONMENTAL MATTERS

    Honeywell is committed to protecting the environment, a commitment evidenced by both Honeywell's products and manufacturing operations. Honeywell's manufacturing sites generate both hazardous and nonhazardous wastes, the treatment, storage, transportation and disposal of which are subject to various local, state and federal laws relating to protection of the environment. Honeywell is in varying stages of investigation or remediation of potential, alleged or acknowledged contamination at current or previously owned or operated sites and at off-site locations where its wastes were taken for treatment or disposal. In connection with the cleanup of various off-site locations, Honeywell, along with a large number of other entities, has been designated a potentially responsible party (PRP) by the U.S. Environmental Protection Agency under the Comprehensive Environmental Response, Compensation and Liability Act or by state agencies under similar state laws (Superfund), which potentially subjects PRPs to joint and several liability for the costs of such cleanup. In addition, Honeywell is incurring costs relating to environmental remediation pursuant to the federal Resource Conservation and Recovery Act. Based on Honeywell's assessment of the costs associated with its environmental responsibilities, compliance with federal, state and local laws regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had and in the opinion of Honeywell management, will not have a material effect on Honeywell's financial position, net income, capital expenditures or competitive position. Honeywell's opinion with regard to Superfund matters is based on its assessment of the predicted investigation, remediation and associated costs, its expected share of those costs and the availability of legal defenses. Honeywell's policy is to record environmental liabilities when loss amounts are probable and reasonably estimable.

                       DISCUSSION AND ANALYSIS BY SEGMENT

HOME AND BUILDING CONTROL

    Sales in Home and Building Control were $2.665 billion in 1994, compared with $2.424 billion in 1993 and $2.394 billion in 1992. Sales in 1994 were up moderately as U.S. sales continued to benefit from an improving economy and growing consumer confidence. International sales were aided by the beginnings of economic recovery internationally. Home Control continued to achieve greater market penetration with original equipment manufacturers worldwide and to broaden its product offerings in key markets such as burner boiler control. Honeywell acquired Metallwerke Neheim Goeke & Co. GmbH, a leading German manufacturer of water heating control products, to complement its current offerings in Europe. In addition, there were a number of new product introductions which included a new line of smart gas valves and integrated boiler and furnace controls. Building Control experienced continued success with its comprehensive energy retrofit and service solutions, particularly in the schools and industrial markets in the United States. Home and Building Control's large worldwide installed product and service base and market strategies will continue to support future sales growth.

    Sales in 1993 were up slightly from 1992 as stronger U.S. sales were mostly offset by a stronger U.S. dollar and economic weakness in international markets, driven in large part by the continuing recession in Europe. Home Control gained market share in the United States through new product introductions and greater penetration of the OEM market.
TotalHome-Registered Trademark- was introduced outside the United States in 1993. The acquisition of Enviracaire in December 1992 also contributed to the improvement in U.S. sales. Building Control experienced strong U.S. interest in its comprehensive energy retrofit and service solutions for schools and other institutions.

    Home and Building Control operating profit was $236 million in 1994, compared with $233 million in 1993 and $193 million in 1992. Operating profit included special charges of $29 million in 1994, $10 million in 1993 and $43 million in 1992. Excluding the impact of special charges, operating profit increased moderately in 1994 benefiting from increasing volume in an improving U.S. economy and growing consumer confidence. Special charges were incurred in 1994 to consolidate facilities, streamline operations and improve productivity.

    Excluding the impact of special charges, operating profit increased slightly in 1993 despite the deepening European recession, a stronger U.S. dollar, unfavorable intra-European currency fluctuations, additional costs associated with streamlining the U.S. field organization, and costs associated with introducing the new EXCEL 5000-Registered Trademark- building automation platform in the United States. Special charges were incurred in 1993 and 1992 for implementation of programs to consolidate facilities and improve productivity.

    Orders improved moderately in 1994 for both Home Control and Building Control, primarily in the United States. Order activity in the targeted segments of schools and industrial facilities experienced double-digit growth. The backlog of orders also showed a moderate increase for 1994.

INDUSTRIAL CONTROL

    Industrial Control sales were $1.835 billion in 1994, compared with $1.692 billion in 1993 and $1.744 billion in 1992. Excluding year-earlier results of the Keyboard Division, which was sold in the third quarter of 1993, sales increased moderately in 1994. Industrial Automation and Control experienced improving sales for TotalPlant-Registered Trademark- Open Solutions as industry continues to focus on improving productivity and meeting stringent environmental and safety regulations worldwide. Sales to the hydrocarbon processing market were strong as companies invested to comply with the U.S. Environmental Protection Agency regulations for reformulated fuels. Honeywell acquired Allied Data Communications, Pepperl & Fuchs Systems, and Profimatics during the year and forged alliances with other companies to expand its TotalPlant Open Solutions portfolio and provide more one-stop shopping and a broader range of services to its industrial customers. Sensing and Control (formerly Control Components) benefited from continued improvements in the U.S. durable goods market, particularly in the automotive, appliance and information technology industries. The business introduced SDS Smart Distributed System, a revolutionary sensor network for distributed machine control. The company expects continued growth for both Industrial Automation and Control's and Sensing and Control's systems and products in 1995.

    Sales declined slightly in 1993 due to negative currency translation trends and the divestiture of the Keyboard Division, which was sold to Key Tronic Corporation in the third quarter of 1993. Excluding these items, both Industrial Automation and Control and Sensing and Control grew at moderate rates despite weak conditions in the United States, Europe and Latin America. Industrial Automation and Control reported solid penetration gains in targeted worldwide markets despite a weak capital spending environment in the United States and Europe. Demand for Industrial's systems increased in the Middle East and Asia Pacific. Sales of field instruments showed a strong increase due to broad acceptance of Industrial Automation and Control's smart field products. Sensing and Control experienced significant growth in solid state sensors for on-board automotive and information technology and appliance market segments as demand for durable goods improved.

    Industrial Control operating profit was $207 million in 1994, $190 million in 1993 and $157 million in 1992. Operating profit included special charges of $14 million in 1994, $9 million in 1993 and $39 million in 1992. Excluding the impact of special charges, operating profit showed a moderate increase as a result of volume increases in Industrial Automation and Control where environmental and safety regulations remain key drivers of spending around the world, particularly in the hydrocarbon processing and chemicals markets; and volume increases in Sensing and Control where durable goods markets continued to improve, particularly in the automotive and appliance industries. Special charges were incurred in 1994 to consolidate facilities, streamline operations and improve productivity.

    Excluding the impact of special charges, operating profit showed a slight increase in 1993. Profits were affected by the weak capital spending environment in the United States and Europe, strength of the U.S. dollar and aggressive investments in new technologies, with R&D spending up 26 percent over 1992. Special charges were incurred in 1993 and 1992 for implementation of programs to consolidate facilities and improve productivity.

    In 1994, on a comparable basis, Industrial Automation and Control experienced strong order activity in both the United States and internationally in such key markets as hydrocarbon and chemical processing. The backlog of orders was up modestly for the year.

SPACE AND AVIATION CONTROL

    Sales in Space and Aviation Control were $1.432 billion in 1994, compared with $1.675 billion in 1993 and $1.933 billion in 1992. Sales continued to decline in 1994 as anticipated, reflecting lower commercial aircraft production rates and reduced government spending. A cyclical recovery of the commercial aircraft industry is expected in 1996. We believe we have seen the worst of the decline, and we anticipate flat sales in 1995.

    Sales in 1993 declined as a result of the continuing cyclical decline in commercial aircraft production, weak demand in the business jet market and decreased spending in the military market.

    Space and Aviation Control operating profit was $81 million in 1994, compared with $148 million in 1993 and $176 million in 1992. Operating profit included special charges of $20 million in 1994, $7 million in 1993 and $35 million in 1992. Excluding the impact of special charges, there was a sharp decline in operating profit resulting from lower sales volume and continued investment in next-generation technology. This was partially offset by favorable warranty performance and termination settlements in the Military and Space businesses. Special charges were incurred in 1994 to consolidate facilities, streamline operations and improve productivity.

    Excluding the impact of special charges, operating profit declined in 1993 due to the sharp volume decline in sales of commercial flight systems and significant investments in next-generation avionics. Special charges were incurred in 1993 and 1992 for implementation of programs to consolidate facilities and improve productivity.

    Space and Aviation Control orders increased sharply in 1994 as result of contract awards in Space Systems to provide cockpit displays for the space shuttle and supply command and data-handling systems for the International Space Station Alpha, and improved orders in Business and Commuter Aviation driven by a rebound in the business jet market. The backlog of orders increased moderately from 1993 levels.

OTHER

    Sales from other operations were $125 million in 1994, $172 million in 1993 and $152 million in 1992. These sales included the activities of various units, such as the Solid State Electronics and the Honeywell Technology research and development centers, which do not correspond with Honeywell's primary business segments. Other operations broke even in 1994 and incurred operating losses of $2 million in 1993 and $9 million in 1992. The 1993 and 1992 losses included special charges of $16 million and $3 million, respectively, for work force reductions.

                               FINANCIAL POSITION

FINANCIAL CONDITION

    At year-end 1994, Honeywell's capital structure comprised $361 million of short-term debt, $501 million of long-term debt and $1.855 billion of stockholders' equity. The ratio of debt to total capital was 32 percent, compared with 28 percent at year-end 1993. Honeywell's debt-to-total capital policy range is 30 to 40 percent. Honeywell managed its capital structure at the low end of this range during 1994.

    Total  debt increased $170 million during 1994 to $862 million. The increase
was  used  to   finance  general  corporate   requirements,  including   capital
expenditures and working capital, and $105 million of acquisitions.

    Stockholders' equity increased $82 million in 1994 to $1.855 billion. The increase was primarily due to an increase in retained earnings of $279 million from net income, offset by dividends of $126 million, a $55 million increase in the accumulated foreign currency translation, and a $7 million reduction in the pension liability adjustment. These increases in stockholders' equity were partially offset by a $148 million increase in treasury stock.

CASH GENERATION AND DEPLOYMENT

    In 1994, $470 million of cash was generated from operating activities, compared with $475 million in 1993 and $532 million in 1992. The decrease in 1994 was largely due to lower earnings compared with 1993. In 1994, cash generated from investing and financing activities included $23 million of proceeds from the sale of assets and $6 million of proceeds from employee stock plans. These funds were used to support $262 million of capital expenditures, $126 million of dividend payments and $163 million of share repurchases. Cash balances increased $25 million in 1994.

WORKING CAPITAL

    Cash used for increases in the portion of working capital consisting of trade and long-term receivables and inventories, offset by accounts payable and customer advances, was $9 million in 1994. This portion of working capital as a percentage of sales was 28 percent, which was consistent with 1993. Trade receivables sold at year-end 1994 were $2 million, a reduction of $36 million in 1994. The increases in receivable and payable balances in 1994 were consistent with the increase in fourth quarter sales.

CAPITAL EXPENDITURES AND ACQUISITIONS

    Capital expenditures for property, plant and equipment in 1994 were $262 million, compared with $232 million in 1993 and $244 million in 1992. The 1994 depreciation charges were $235 million. Honeywell continues to invest at levels believed to be adequate to maintain its technological position in areas providing value-added long-term returns. During 1994, Honeywell invested $105 million in complementary business acquisitions.

SHARE REPURCHASE PLANS

    In November 1991, the Board of Directors authorized a five-year program to purchase up to $600 million of Honeywell shares. This program was completed in 1994, two years ahead of schedule. Honeywell repurchased $3 million of shares in 1991, $189 million of shares in 1992, $240 million of shares in 1993, and $168 million of shares in 1994.

    At year-end 1994, Honeywell had 188 million shares issued, 127 million shares outstanding and 32,025 stockholders of record. At year-end 1993, Honeywell had 188 million shares issued, 132 million shares outstanding and 33,382 stockholders of record.

DIVIDENDS

    In November 1993, the Board of Directors approved an 8 percent increase in the regular annual dividend to $0.96 per share, from $0.89 per share, effective in the fourth quarter 1993. In November 1994, the Board of Directors approved an additional 4 percent increase in the regular annual dividend to $1.00 per share effective in the fourth quarter 1994. Honeywell paid $0.97 per share in dividends in 1994, compared with $0.9075 in 1993, and $0.84125 in 1992. Honeywell has paid a quarterly dividend since 1932 and has increased the annual payout per share in each of the last 19 years.

EMPLOYEE STOCK PROGRAM

    Honeywell contributed 634,561 shares of Honeywell common stock to employees under its U.S. employee stock match savings plan in 1994. The number of shares contributed under this program depends on employee savings levels and company performance.

PENSION CONTRIBUTIONS

    Cash contributions to Honeywell's Retirement Plan for U.S. non-union employees were $86 million in 1994, $105 million in 1993 and $79 million in 1992. Cash contributions to the Pension Plan for U.S. union employees were $40 million in 1994, $36 million in 1993 and $27 million in 1992.

TAXES

    In 1994, taxes paid were $79 million. Accrued income taxes and related interest decreased $11 million during 1994.

FUNDING SPECIAL CHARGES

    During 1994, 1993 and 1992, the company established reserves for productivity initiatives to strengthen the company's competitiveness (see page 12 and Note 4 to Financial Statements on page 26). Future cash flows from operating activities are expected to be sufficient to fund these accrued costs.

LIQUIDITY

    Short-term debt at year-end 1994 was $361 million, consisting of $125 million of commercial paper, $102 million of notes payable and $134 million of current maturities of long-term debt. Short-term debt at year-end 1993 totaled $188 million, consisting of $181 million of commercial paper and $7 million of notes payable and current maturities of long-term debt.

    Through its banks, Honeywell has access to various credit facilities, including committed credit lines for which Honeywell pays commitment fees and uncommitted lines provided by banks on a non-committed, best-efforts basis. Available general purpose lines of credit at year-end 1994 totaled $1.076 billion. This consisted of $737 million of committed credit lines to meet Honeywell's financing requirements, including support of commercial paper and bank note borrowings, and $339 million of uncommitted credit lines available to certain foreign subsidiaries. In addition, Honeywell had a $1.2 billion special purpose credit facility available for an appeal bond that might have been required in the Litton litigation described in Litigation below. The $1.2 billion facility was canceled in February, 1995.

    This compared with $2.272 billion of available credit lines at year-end 1993, consisting of $675 million of committed credit lines for general financing requirements, $397 million of uncommitted credit lines available to certain foreign subsidiaries and the $1.2 billion special purpose facility.

    In addition to its committed credit lines, Honeywell has access to the public debt markets as evidenced by its $500 million medium-term note program which was initiated in August 1994. The medium-term note program allows note issuances with maturities ranging from nine months to 30 years. At December 31, 1994, $101 million of notes was outstanding under this program. Long-term debt maturities consist of $133 million in 1995, $185 million in 1996 and $115 million in 1997.

    Cash and short-term investments totaled $275 million at year-end 1994 and $256 million at year-end 1993. Management believes its available cash, committed credit lines and access to the public debt markets through its medium-term note program, provide adequate short-term and long-term liquidity.

DERIVATIVE FINANCIAL INSTRUMENTS

    Honeywell utilizes various foreign currency exchange contracts and interest rate swaps to manage its exposure to exchange rate (see Notes 6, 14 and 15 to Financial Statements on pages 28, 31 and 33, respectively) and interest rate fluctuations and its mix of fixed and floating interest rates (see Notes 14 and 15 to Financial Statements on pages 31 and 33, respectively). At year-end 1994, the notional amount of outstanding foreign exchange contracts was $1.089 billion. The notional amount of outstanding interest rate swaps was $232 million.

LITIGATION

    On August 31, 1993, a federal court jury in the U.S. District Court in Los Angeles returned a verdict against Honeywell on patent infringement and intentional interference claims in the amount of $1.2 billion. These claims were part of a lawsuit brought by Litton Systems, Inc. alleging, among other things, Honeywell patent infringement relating to the process used by Honeywell to coat mirrors incorporated in its ring laser gyroscopes. Honeywell contended the verdict was unsupported by the facts; that the Litton patent was invalid; and that Honeywell's process differs from Litton's. The judge in the case held a hearing November 22, 1993, on various issues including, among others,
Honeywell's claims that the patent was improperly obtained due to alleged "inequitable conduct" on the part of Litton; Honeywell's other legal and equitable defenses; and Litton's motion to enhance the damage award. On January 9, 1995, the court issued a decision in favor of Honeywell, ruling that the Litton patent was unenforceable because it was obtained by inequitable conduct and invalid because it was an invention that would have been obvious from combining existing processes. The court further ruled that if the judgment is subsequently vacated or reversed as a result of an appeal of the court's ruling, a new trial on the issue of damages would be held on the ground that the jury's award was inconsistent with the clear weight of the evidence and to permit it to stand would constitute a miscarriage of justice. Litton has filed a motion to appeal the court's ruling. The trial for the antitrust claims of Litton and Honeywell is currently scheduled to commence in November 1995.

    Honeywell believes that the court's ruling was correct and continues to believe that Litton's claims are without merit. As a result, no provision has been made in the financial statements with respect to this contingent liability.

CREDIT RATINGS

    Honeywell's credit ratings remained unchanged during 1994. Ratings for long-term and short-term debt are, respectively, A/A-1 by Standard and Poor's Corporation, A/Duff1 by Duff and Phelps Corporation and A3/P-2 by Moody's Investors Service, Inc. On January 10, 1995, Moody's Investors Service, Inc. removed Honeywell from credit watch and affirmed the A3/P-2 debt ratings. Moody's had placed Honeywell on credit watch status on August 31, 1993, as a result of the jury verdict in the Litton litigation.

STOCK PERFORMANCE

    The market price of Honeywell stock ranged from $36 7/8 to $28 1/4 in 1994, and was $31 1/2 at year end. Book value per common share at year end was $14.57 in 1994 and $13.48 in 1993.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders of Honeywell Inc.:

    We have audited the statement of financial position of Honeywell Inc. and subsidiaries as of December 31, 1994 and 1993, and the related statements of income and cash flows for each of the three years in the period ended December 31, 1994. Our audits also included the financial statement schedule listed at
Part IV, Item 14(a)2. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, such financial statements present fairly, in all material respects, the financial position of Honeywell Inc. and subsidiaries at December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

    As discussed in Notes 1, 5 and 21 to the financial statements, in 1992 the Company changed its method of accounting for postemployment benefits, income taxes and postretirement benefits other than pensions.

Deloitte & Touche LLP
Minneapolis, Minnesota
February 13, 1995

                                INCOME STATEMENT
                        HONEYWELL INC. AND SUBSIDIARIES
                        (DOLLARS AND SHARES IN MILLIONS
                           EXCEPT PER SHARE AMOUNTS)

                                                                                     YEARS ENDED DECEMBER 31
                                                                                ---------------------------------
                                                                                  1994        1993        1992
                                                                                ---------  ----------  ----------
Sales.........................................................................  $ 6,057.0  $  5,963.0  $  6,222.6
                                                                                ---------  ----------  ----------
Costs and Expenses
  Cost of sales...............................................................    4,082.1     4,019.6     4,195.3
  Research and development....................................................      319.0       337.4       312.6
  Selling, general and administrative.........................................    1,173.8     1,075.7     1,196.8
  Litigation settlements......................................................                  (32.6)     (287.9)
  Special charges.............................................................       62.7        51.2       128.4
                                                                                ---------  ----------  ----------
                                                                                  5,637.6     5,451.3     5,545.2
                                                                                ---------  ----------  ----------
Interest
  Interest expense............................................................       75.5        68.0        89.9
  Interest income.............................................................       15.3        17.0        31.4
                                                                                ---------  ----------  ----------
                                                                                     60.2        51.0        58.5
                                                                                ---------  ----------  ----------
Equity Income.................................................................       10.5        17.8        15.8
                                                                                ---------  ----------  ----------
Income before Income Taxes....................................................      369.7       478.5       634.7
Provision for Income Taxes....................................................       90.8       156.3       234.8
                                                                                ---------  ----------  ----------
Income before Extraordinary Item and Cumulative Effect of Accounting
 Changes......................................................................      278.9       322.2       399.9
Extraordinary Item -- Loss on Early Redemption of Debt........................                               (8.6)
Cumulative Effect of Accounting Changes.......................................                             (144.5)
                                                                                ---------  ----------  ----------
Net Income....................................................................  $   278.9  $    322.2  $    246.8
                                                                                ---------  ----------  ----------
                                                                                ---------  ----------  ----------
Earnings Per Common Share
  Income before extraordinary item and cumulative effect of accounting
   changes....................................................................  $    2.15  $     2.40  $     2.88
  Extraordinary item -- loss on early redemption of debt......................                              (0.06)
  Cumulative effect of accounting changes.....................................                              (1.04)
                                                                                ---------  ----------  ----------
  Net income..................................................................  $    2.15  $     2.40  $     1.78
                                                                                ---------  ----------  ----------
                                                                                ---------  ----------  ----------
Average Number of Common Shares Outstanding...................................      129.4       134.2       138.5

                See accompanying Notes to Financial Statements.

                        STATEMENT OF FINANCIAL POSITION
                        HONEYWELL INC. AND SUBSIDIARIES
                             (DOLLARS IN MILLIONS)

                                     ASSETS

                                                                                                DECEMBER 31
                                                                                          -----------------------
                                                                                             1994        1993
                                                                                          ----------  -----------
Current Assets
  Cash and cash equivalents.............................................................  $    267.4  $     242.3
  Short-term investments................................................................         7.4         13.8
  Receivables...........................................................................     1,406.9      1,275.9
  Inventories...........................................................................       760.2        760.1
  Deferred income taxes.................................................................       207.5        258.1
                                                                                          ----------  -----------
                                                                                             2,649.4      2,550.2
Investments and Advances................................................................       242.8        227.7
Property, Plant and Equipment
  Property, plant and equipment.........................................................     2,716.8      2,549.4
  Less accumulated depreciation.........................................................     1,617.3      1,487.4
                                                                                          ----------  -----------
                                                                                             1,099.5      1,062.0
Other Assets
  Long-term receivables.................................................................        40.1         51.3
  Goodwill..............................................................................       209.8        133.0
  Patents, licenses and trademarks......................................................        66.1         89.8
  Software and other intangibles........................................................       290.3        266.3
  Deferred income taxes.................................................................        98.5         63.8
  Other.................................................................................       189.4        154.0
                                                                                          ----------  -----------
    Total Assets........................................................................  $  4,885.9  $   4,598.1
                                                                                          ----------  -----------
                                                                                          ----------  -----------

                                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Short-term debt.......................................................................  $    360.6  $     187.9
  Accounts payable......................................................................       429.6        381.9
  Customer advances.....................................................................        72.6         61.4
  Accrued compensation and benefit costs................................................       434.6        433.2
  Accrued income taxes..................................................................       309.6        320.8
  Deferred income taxes.................................................................                     10.2
  Other accrued liabilities.............................................................       464.8        460.7
                                                                                          ----------  -----------
                                                                                             2,071.8      1,856.1
Long-Term Debt..........................................................................       501.5        504.0
Other Liabilities
  Accrued benefit costs.................................................................       359.0        378.6
  Deferred income taxes.................................................................        39.8         27.6
  Other.................................................................................        59.1         58.8
Stockholders' Equity
  Common stock -- $1.50 par value
  Authorized -- 250,000,000 shares
  Issued -- 1994 -- 188,286,000 shares..................................................       282.4
          1993 -- 188,328,570 shares....................................................                    282.5
  Additional paid-in capital............................................................       446.9        431.5
  Retained earnings.....................................................................     2,600.4      2,447.3
  Treasury stock -- 1994 -- 61,030,565 shares...........................................    (1,576.5)
                  1993 -- 56,769,007 shares.............................................                 (1,428.4)
  Accumulated foreign currency translation..............................................       107.4         52.9
  Pension liability adjustment..........................................................        (5.9)       (12.8)
                                                                                          ----------  -----------
                                                                                             1,854.7      1,773.0
                                                                                          ----------  -----------
    Total Liabilities and Stockholders' Equity..........................................  $  4,885.9  $   4,598.1
                                                                                          ----------  -----------
                                                                                          ----------  -----------

                See accompanying Notes to Financial Statements.

                            STATEMENT OF CASH FLOWS
                        HONEYWELL INC. AND SUBSIDIARIES
                             (DOLLARS IN MILLIONS)

                                                                                       YEARS ENDED DECEMBER 31
                                                                                   -------------------------------
                                                                                     1994       1993       1992
                                                                                   ---------  ---------  ---------
Cash Flows from Operating Activities
  Net income.....................................................................  $   278.9  $   322.2  $   246.8
  Adjustments to reconcile net income to net cash flows from operating activities:
    Cumulative effect of accounting changes......................................                            144.5
    Extraordinary item -- loss on early redemption of debt.......................                              8.6
    Depreciation.................................................................      235.3      235.3      242.8
    Amortization of intangibles..................................................       52.1       49.6       49.9
    Deferred income taxes........................................................       14.0       28.8        6.7
    Equity income, net of dividends received.....................................       (7.6)     (14.5)     (13.8)
    Loss on sale of assets.......................................................        1.0        6.2        1.6
    Contributions to employee stock plans........................................       26.5       28.7       40.0
    Increase in receivables......................................................      (83.8)     (62.7)    (136.0)
    Decrease in inventories......................................................       20.9       54.2       67.7
    Increase (decrease) in accounts payable......................................       27.7       28.8      (60.8)
    Increase (decrease) in accrued income taxes and interest.....................       (4.6)       8.3      (25.7)
    Other changes in working capital, excluding short-term investments and
     short-term debt.............................................................      (93.9)    (146.6)     (85.6)
    Other noncurrent items -- net................................................        3.0      (63.5)      44.9
                                                                                   ---------  ---------  ---------
Net cash flows from operating activities.........................................      469.5      474.8      531.6
                                                                                   ---------  ---------  ---------
Cash Flows from Investing Activities
  Reduction of investment in Sperry Aerospace Group..............................                  20.0
  Proceeds from sale of assets...................................................       22.6       46.8       54.7
  Capital expenditures...........................................................     (262.4)    (232.1)    (244.1)
  Investment in acquisitions.....................................................     (104.6)     (14.2)     (83.5)
  (Increase) decrease in short-term investments..................................        6.7      (10.2)       6.8
  Other -- net...................................................................       10.5      (23.3)      (7.1)
                                                                                   ---------  ---------  ---------
Net cash flows from investing activities.........................................     (327.2)    (213.0)    (273.2)
                                                                                   ---------  ---------  ---------
Cash Flows from Financing Activities
  Net increase in short-term debt................................................       35.7        2.8       90.1
  Proceeds from issuance of long-term debt.......................................      126.5        0.6        2.6
  Repayment of long-term debt....................................................       (1.8)      (7.3)    (199.7)
  Purchase of treasury stock.....................................................     (162.5)    (241.2)    (188.2)
  Proceeds from employee stock plans.............................................        5.9       17.6       27.4
  Dividends paid.................................................................     (125.6)    (122.0)    (116.7)
                                                                                   ---------  ---------  ---------
Net cash flows from financing activities.........................................     (121.8)    (349.5)    (384.5)
                                                                                   ---------  ---------  ---------
Effect of exchange rate changes on cash..........................................        4.6      (12.4)     (28.7)
                                                                                   ---------  ---------  ---------
Increase (decrease) in cash and cash equivalents.................................       25.1     (100.1)    (154.8)
Cash and cash equivalents at beginning of year...................................      242.3      342.4      497.2
                                                                                   ---------  ---------  ---------
Cash and cash equivalents at end of year.........................................  $   267.4  $   242.3  $   342.4
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------

                See accompanying Notes to Financial Statements.

                         NOTES TO FINANCIAL STATEMENTS
                        HONEYWELL INC. AND SUBSIDIARIES
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

NOTE 1 -- ACCOUNTING POLICIES

CONSOLIDATION

    The   consolidated  financial  statements  and  accompanying  data  comprise
Honeywell Inc. and subsidiaries. All material intercompany transactions are eliminated.

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

INCOME TAXES

    Income taxes are accounted for in accordance with Statement of Financial Accounting Standards No. 109 (see Note 5). Interest costs related to prior years' tax issues are included in the provision for income taxes in 1994 and 1993.

EARNINGS PER COMMON SHARE

    Earnings per common share are based on the average number of common shares outstanding during the year.

STATEMENT OF CASH FLOWS

    Cash equivalents are all highly liquid, temporary cash investments purchased with a maturity of three months or less.

    Cash flows from purchases and maturities of held-to-maturity securities are classified as cash flows from investing activities. Cash flows from contracts used to hedge cash dividend payments from subsidiaries are classified as part of the effect of exchange rate changes on cash.

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

INTANGIBLES

    Intangibles are carried at cost and amortized using the straight-line method over their estimated useful lives of not more than 40 years for goodwill, four to 17 years for patents, licenses and trademarks, and three to 24 years for software and other intangibles. Intangibles also include the asset resulting from recognition of the defined benefit pension plan minimum liability, which is amortized as part of net periodic pension cost.

                        HONEYWELL INC. AND SUBSIDIARIES
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

NOTE 1 -- ACCOUNTING POLICIES (CONTINUED)
DERIVATIVES

    In 1994, Honeywell adopted Statement of Financial Accounting Standards No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments." Honeywell uses derivative financial instruments such as foreign currency contracts (forwards, swaps and options) to manage its foreign currency exposure (see Notes 6, 14 and 15) and interest rate swaps to manage its exposure to interest rate fluctuations and its mix of fixed and floating interest rates (see Notes 14 and 15).

    The carrying amounts of foreign currency contracts purchased to hedge firm foreign currency commitments are deferred and included in the measurement of the related foreign currency transaction. Gains and losses from other foreign currency transactions are included in selling, general and administrative expenses on the income statement and were not material in any year.

    The amount to be paid or received from interest rate swaps is charged or credited to interest expense over the lives of the interest rate swap agreements.

FOREIGN CURRENCY

    Foreign currency assets and liabilities are generally translated into U.S. dollars using the exchange rates in effect at the statement of financial position date. Results of operations are generally translated using the average exchange rates throughout the period. The effects of exchange rate fluctuations on translation of assets, liabilities and hedges of cash dividend payments from subsidiaries are reported as accumulated foreign currency translation and increased/(reduced) stockholders' equity $54.5 in 1994, $(3.0) in 1993 and $(74.8) in 1992.

POSTEMPLOYMENT BENEFITS

    In 1992, Honeywell adopted Statement of Financial Accounting Standards No. 112 (SFAS 112), "Employers' Accounting for Postemployment Benefits." The pre-tax cumulative effect of this accounting change to January 1, 1992, was $39.7 and resulted in a reduction in net income of $24.6 ($0.18 per share).

    The enactment by Congress of the Omnibus Budget Reconciliation Act of 1993, which made Medicare the primary provider of medical benefits for disabled former employees after 29 months of disability, reduced the accumulated benefit obligation for postemployment benefits by $33.4 in 1993. This change in estimate is included in cost of sales on the income statement.

RECLASSIFICATIONS

    Certain amounts in prior years' income statements have been reclassified to conform to the current year presentation.

NOTE 2 -- ACQUISITIONS AND SALE OF ASSETS
    Honeywell acquired 15 companies in 1994, eight companies in 1993 and nine companies in 1992 for $104.6, $14.2 and $83.5 in cash, respectively. These acquisitions were accounted for as purchases, and accordingly, the assets and liabilities of the acquired entities have been recorded at their estimated fair values at the dates of acquisition. The excess of purchase price over the estimated fair values of the net assets acquired, in the amount of $82.4 in 1994, $11.8 in 1993 and $44.2 in 1992, has been recorded as goodwill and is amortized over estimated useful lives. The pro forma results for 1994, 1993 and 1992, assuming these acquisitions had been made at the beginning of the year, would not be significantly different from reported results.

                        HONEYWELL INC. AND SUBSIDIARIES
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

NOTE 2 -- ACQUISITIONS AND SALE OF ASSETS (CONTINUED)
    In 1993, Honeywell sold its Keyboard Division to Key Tronic Corporation for $29.7 in cash, notes and common stock. Proceeds from other asset sales, including the collection of notes receivable and sale of stock received from asset sales made in previous years, amounted to $8.6 in 1994, $22.9 in 1993 and $41.1 in 1992. Gains and losses from asset sales were not material in any year and are included in selling, general and administrative expenses on the income statement.

NOTE 3 -- LITIGATION SETTLEMENTS
    On April 16, 1993, Honeywell announced the settlement of its lawsuits against the Unisys Corporation and other parties in connection with Honeywell's 1986 purchase of the Sperry Aerospace Group. Honeywell received $70.0 in cash and notes and recorded a gain of $22.4 in 1993 to offset previously incurred costs associated with the matter. In addition, the portion of the purchase price originally allocated to goodwill and other intangibles was reduced by $47.6.

    Honeywell has reached agreement with various camera manufacturers for their use of Honeywell's patented automatic focus camera technology. The total of all one-time settlements recorded in these matters, after associated expenses, resulted in a gain of $10.2 in 1993 and $287.9 in 1992. Several settlements also included licensing agreements that require the payment of royalties to Honeywell based upon the amount of product manufactured or sold by the licensee. Autofocus royalty income from the licensing agreements amounted to $8.2 in 1994, $31.4 in 1993 and $14.9 in 1992, and is included in selling, general and administrative expenses on the income statement.

NOTE 4 -- SPECIAL CHARGES
    In December 1994, Honeywell's management, with the approval of the board of directors, committed itself to a plan of action and recorded special charges of $62.7. Honeywell remains committed to efforts to reduce operating costs and improve margins. The actions to be undertaken include a continuation of right-sizing the Space and Aviation Control business segment, a worldwide consolidation of manufacturing capacity, a streamlining and realignment of the overhead structure and corporate expense reductions. Special charges of $51.2 were recorded in 1993 for productivity initiatives to strengthen the company's competitiveness. In 1992, special charges of $128.4 were recorded to right-size the Space and Aviation Control business segment and to reposition the Home and Building Control and Industrial Control business segments to capitalize on emerging market opportunities. Special charges include costs for work force reductions, worldwide facilities consolidation and other cost accruals.

    Work force reduction costs primarily include severance costs related to involuntary termination programs instituted to improve efficiency and reduce costs. These costs amounted to $52.4 in 1994, $43.7 in 1993 and $65.1 in 1992. As a result of the 1994 plan, approximately 1,500 employees will be terminated. Total expenditures of $36.0 in 1994 included $2.9, $26.4 and $6.7 related to costs incurred in 1994, 1993 and 1992, respectively. Total expenditures of $49.8 in 1993 included $7.8 and $42.0 related to costs incurred in 1993 and 1992, respectively. Total expenditures amounted to $2.3 in 1992. Special charges of $5.9 from 1993 and $3.0 from 1992 remain to be paid out as a result of longer-term agreements.

    Facilities consolidation costs are primarily associated with consolidations of branch office space and product lines to restructure and streamline Honeywell's operations. These costs amounted to $10.3 in 1994, $2.0 in 1993 and $42.7 in 1992. Total expenditures of $8.5 in 1994 included $1.6 and $6.9 related to costs incurred in 1993 and 1992, respectively. Total expenditures of $26.2 in 1993

                        HONEYWELL INC. AND SUBSIDIARIES
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

NOTE 4 -- SPECIAL CHARGES (CONTINUED)
related to costs incurred in 1992. Total expenditures amounted to $2.0 in 1992. No expenditures have been made under the 1994 plan. Special charges of $0.4 from 1993 and $4.4 from 1992 remain to be paid out as a result of lease costs associated with vacated facilities.

    Other cost accruals include costs of exiting several product lines which were no longer considered complementary to Honeywell's businesses and amounted to $5.5 in 1993 and $20.6 in 1992. Total expenditures of $5.5 in 1994 related to costs incurred in 1993. Total expenditures of $17.0 in 1993 related to costs incurred in 1992. Total expenditures amounted to $3.6 in 1992.

    Cash flows from operating activities have funded and are expected to fund all special charges.

NOTE 5 -- INCOME TAXES

    The components of income before income taxes consist of the following:

                                                1994    1993    1992
                                               ------  ------  ------
Domestic.....................................  $208.4  $316.9  $467.7
Foreign......................................   161.3   161.6   167.0
                                               ------  ------  ------
                                               $369.7  $478.5  $634.7

    The provision for income taxes on that income is as follows:

                                                1994    1993    1992
                                               ------  ------  ------
Current tax expense
  United States..............................  $ 33.8  $ 81.7  $140.2
  Foreign....................................    40.6    36.0    52.5
  State and local............................     2.9    11.3    35.7
                                               ------  ------  ------
  Total current..............................    77.3   129.0   228.4
                                               ------  ------  ------
Deferred tax expense
  United States..............................    13.0    17.9     3.1
  Foreign....................................    (0.8)    5.8     2.5
  State and local............................     1.3     3.6     0.8
                                               ------  ------  ------
  Total deferred.............................    13.5    27.3     6.4
                                               ------  ------  ------
Provision for income taxes...................  $ 90.8  $156.3  $234.8

    A favorable tax settlement reduced the provision for income taxes by $37.6 ($0.29 per share) in the fourth quarter of 1994.

    The enactment by Congress of the Omnibus Budget Reconciliation Act of 1993, which raised the U.S. federal statutory income tax rate for corporations from 34 percent to 35 percent retroactive to January 1, 1993, did not have a material impact on the 1993 provision for income taxes; however, the enactment of this legislation did result in a one-time gain of $9.2 ($0.07 per share) in 1993 from the revaluation of deferred tax assets.

    In 1992, Honeywell adopted Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes," and elected not to restate prior years. The cumulative effect of this accounting change to January 1, 1992, was an increase in net income of $31.4 ($0.23 per share), resulting from the recognition of unrecorded deferred tax assets.

                        HONEYWELL INC. AND SUBSIDIARIES
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

NOTE 5 -- INCOME TAXES (CONTINUED)
    A reconciliation of the provision for income taxes to the amount computed using U.S. federal statutory rates is as follows:

                                                1994    1993    1992
                                               ------  ------  ------
Taxes on income at U.S. federal statutory
 rates.......................................  $129.4  $167.5  $215.8
Tax effects of foreign income................   (15.5)  (26.0)   (1.8)
State taxes..................................     4.2    10.9    24.1
Tax effect of settlement.....................   (37.6)
Adjustments to effective tax rates used in
 recording tax assets and liabilities........     2.7            (1.5)
Other........................................     7.6     3.9    (1.8)
                                               ------  ------  ------
Provision for income taxes...................  $ 90.8  $156.3  $234.8

    Taxes paid were $79.4 in 1994, $111.2 in 1993 and $244.0 in 1992.

    Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of Honeywell's assets and liabilities. Temporary differences comprising the net deferred taxes shown on the statement of financial position are:

                                                1994    1993
                                               ------  ------
Employee benefits............................  $142.2  $177.8
Miscellaneous accruals.......................    95.2    96.0
Excess of tax over book
 depreciation/amortization...................   (24.0)  (79.2)
Asset valuation reserves.....................    43.0    42.5
Long-term contracts and installment sales....     4.2    24.8
Losses on discontinuance of product lines....     0.7     2.3
State taxes..................................    28.5    29.8
Pension liability adjustment.................     3.7     8.2
Other........................................   (27.3)  (18.1)
                                               ------  ------
                                               $266.2  $284.1

    The components of net deferred taxes shown on the statement of financial position are:

                                                1994    1993
                                               ------  ------
Deferred tax assets..........................  $463.8  $445.7
Deferred tax liabilities.....................   197.6   161.6

    Provision has not been made for U.S. or additional foreign taxes on $711.0 of undistributed earnings of international subsidiaries, as those earnings are considered to be permanently reinvested in the operations of those subsidiaries. It is not practicable to estimate the amount of tax that might be payable on the eventual remittance of such earnings.

    At  December  31,  1994,  foreign   subsidiaries  had  tax  operating   loss
carryforwards of $14.7.

NOTE 6 -- FOREIGN CURRENCY
    Honeywell has entered into various foreign currency exchange contracts (primarily Belgian francs, Deutsche marks and Canadian dollars) designed to minimize its exposure to exchange rate fluctuations on foreign currency transactions. Honeywell only uses foreign currency exchange contracts to hedge underlying exposures such as non-functional currency receivables and payables and foreign currency imports and exports. Company policy prohibits speculation in foreign currency contracts.

                        HONEYWELL INC. AND SUBSIDIARIES
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

NOTE 6 -- FOREIGN CURRENCY (CONTINUED)
    Foreign exchange contracts reduce Honeywell's overall exposure to exchange rate movements, since the gains and losses on these contracts offset losses and gains on the assets, liabilities and transactions being hedged. Honeywell hedges a significant portion of all known foreign exchange exposures. The notional amount of Honeywell's outstanding foreign currency contracts, consisting of forwards, purchased options and swaps, at December 31, 1994, was approximately $1,088.6. The remaining term of the contracts is generally less than one year. The amount of hedging gains and losses deferred was not material at December 31, 1994.

NOTE 7 -- INVESTMENTS IN DEBT AND EQUITY SECURITIES
    In 1994, Honeywell adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which specifies certain accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities.

    Honeywell's investments in held-to-maturity securities totaled $144.4 at December 31, 1994, and are reported at amortized cost in the statement of financial position as follows: cash equivalents, $124.9; short-term investments, $6.6; and investments and advances, $12.9. Held-to-maturity securities generally mature within one year and include the following: time deposits with financial institutions, $116.2; commercial paper, $12.0; and other, $16.2. During 1994, Honeywell purchased $233.9 of held-to-maturity securities. Proceeds from maturities of held-to-maturity securities amounted to $233.0. Honeywell has no investments in trading securities, and available-for-sale securities are not material. The estimated aggregate fair value of these securities approximates their carrying amounts in the statement of financial position. Gross unrealized holding gains and losses are not material.

NOTE 8 -- RECEIVABLES
    Receivables have been reduced by an allowance for doubtful accounts as follows:

                                                                       1994       1993
                                                                     ---------  ---------
Receivables, current...............................................  $    31.1  $    24.3
Long-term receivables..............................................        0.7        0.5

    Receivables include approximately $21.9 in 1994 and $21.1 in 1993 billed to customers but not paid pursuant to contract retainage provisions. These balances are due upon completion of the contracts, generally within one year.

    Unbilled receivables related to long-term contracts amount to $295.9 in 1994 and $275.6 in 1993 and are generally billable and collectible within one year.

    Long-term, interest-bearing notes receivable from the sale of assets have been reduced by valuation reserves of $1.9 in 1994 and $3.6 in 1993 to an amount that approximates realizable value.

    In 1992, Honeywell entered into a three-year agreement with a large international banking institution, whereby it can sell an undivided interest in a designated pool of trade accounts receivable up to a maximum of $50.0 on an ongoing basis and without recourse. As collections reduce accounts receivable sold, Honeywell may sell an additional undivided interest in new receivables to bring the amount sold up to the $50.0 maximum. Proceeds received from the sale of receivables are included in cash flows from operating activities in the statement of cash flows and amounted to $34.4 in 1994, $193.7 in 1993 and $30.9 in 1992. The uncollected balance of receivables sold amounted to $2.4 and $37.9 at December 31, 1994, and 1993, respectively, and averaged $4.2 and $21.7 during those respective years. The discount recorded on sale of receivables is included in selling, general and

                        HONEYWELL INC. AND SUBSIDIARIES
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

NOTE 8 -- RECEIVABLES (CONTINUED)
administrative expenses on the income statement and amounted to $0.4, $0.7 and $0.6 in 1994, 1993 and 1992, respectively. Honeywell, as agent for the purchaser, retains collection and administrative responsibilities for the participating interests sold.

NOTE 9 -- INVENTORIES

                                                                          1994       1993
                                                                        ---------  ---------
Finished goods........................................................  $   297.4  $   265.3
Inventories related to long-term contracts............................       89.1       97.7
Work in process.......................................................      156.9      168.1
Raw materials and supplies............................................      216.8      229.0
                                                                        ---------  ---------
                                                                        $   760.2  $   760.1

    Inventories related to long-term contracts are net of payments received from customers relating to the uncompleted portions of such contracts in the amounts of $32.5 and $36.8 at December 31, 1994, and 1993, respectively.

NOTE 10 -- PROPERTY, PLANT AND EQUIPMENT

                                                                          1994        1993
                                                                        ---------  ----------
Land..................................................................  $    78.2  $     77.1
Buildings and improvements............................................      623.4       589.9
Machinery and equipment...............................................    1,937.3     1,814.2
Construction in progress..............................................       77.9        68.2
                                                                        ---------  ----------
                                                                        $ 2,716.8  $  2,549.4

NOTE 11 -- FOREIGN SUBSIDIARIES
    The following is a summary of financial data pertaining to foreign subsidiaries:

                                                              1994        1993        1992
                                                            ---------  ----------  ----------
Income before extraordinary item and cumulative effect of
 accounting changes.......................................  $   121.5  $    119.8  $    112.0
Assets....................................................  $ 1,742.3  $  1,546.5  $  1,554.7
Liabilities...............................................      726.4       620.5       655.7
                                                            ---------  ----------  ----------
Net assets................................................  $ 1,015.9  $    926.0  $    899.0

    Insofar as can be reasonably determined, there are no foreign-exchange restrictions that materially affect the financial position or the operating results of Honeywell and its subsidiaries.

                        HONEYWELL INC. AND SUBSIDIARIES
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

NOTE 12 -- INVESTMENTS IN OTHER COMPANIES
    Following is a summary of financial data pertaining to companies 20 to 50 percent owned. The principal company included is Yamatake-Honeywell Co., Ltd., of which Honeywell owns 24.2 percent of the outstanding common stock.

                                                 1994      1993      1992
                                               --------  --------  --------
Sales........................................  $1,877.0  $1,866.7  $1,656.3
Gross profit.................................     680.7     682.4     607.4
Net income...................................      48.4      69.8      62.8
Equity in net income.........................      10.5      17.8      15.8

Current assets...............................  $1,371.4  $1,297.0  $1,035.4
Noncurrent assets............................     616.8     588.2     502.8
                                               --------  --------  --------
                                                1,988.2   1,885.2   1,538.2
                                               --------  --------  --------
Current liabilities..........................     841.6     704.5     687.0
Noncurrent liabilities.......................     225.8     359.3     200.1
                                               --------  --------  --------
                                                1,067.4   1,063.8     887.1
                                               --------  --------  --------
Net assets...................................  $  920.8  $  821.4  $  651.1
Equity in net assets.........................  $  225.5  $  200.3  $  158.3

NOTE 13 -- INTANGIBLE ASSETS
    Intangible assets have been reduced by accumulated amortization as follows:

                                                 1994      1993
                                               --------  --------
Goodwill.....................................  $   42.3  $   34.3
Patents, licenses and trademarks.............     175.4     170.0
Software and other intangibles...............     152.4     135.4

NOTE 14 -- DEBT

SHORT-TERM DEBT

    Honeywell had general purpose lines of credit available totaling $1,075.8 at December 31, 1994. Domestic revolving credit lines with 21 banks total $737.0, which management believes is adequate to meet its financing requirements, including support of commercial paper and bank note borrowings. These domestic lines have commitment fee requirements. There were no borrowings on these lines at December 31, 1994. The remaining credit facilities of $338.8 have been arranged by non-U.S. subsidiaries in accordance with customary lending practices in their respective countries of operation. Borrowings against these lines amounted to $3.1 at December 31, 1994. The weighted-average interest rate on short-term borrowings outstanding at December 31, 1994, and 1993, respectively, was as follows: commercial paper, 5.7 percent and 3.3 percent; and notes payable, 5.8 percent and 10.1 percent.

    Short-term debt consists of the following:

                                                 1994      1993
                                               --------  --------
Commercial paper.............................  $  125.0  $  181.0
Notes payable................................     102.2       6.6
Current maturities of long-term debt.........     133.4       0.3
                                               --------  --------
                                               $  360.6  $  187.9

                        HONEYWELL INC. AND SUBSIDIARIES
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

NOTE 14 -- DEBT (CONTINUED)
LONG-TERM DEBT

                                                                              1994       1993
                                                                            ---------  ---------
Honeywell Inc.
  8% Dual-currency yen/U.S. dollar notes due 1995.........................  $   120.2  $   116.7
  7 7/8% due 1996.........................................................      100.0      100.0
  6 1/4% Deutsche mark bonds due 1997.....................................       95.2       88.0
  7.25% to 7.71% medium-term notes due 1998...............................       30.0
  7.36% to 7.46% medium-term notes due 1999...............................       70.5
  8 5/8% due 2006.........................................................      100.0      100.0
  7.7% to 10 1/2% due 1995 to 2010........................................       10.2       12.0
Subsidiaries
  9.6% Canadian dollar notes due 1996.....................................       82.0       86.4
  7.0% to 10.06% due 1995 to 2001, various currencies.....................       26.8        1.2
                                                                            ---------  ---------
                                                                                634.9      504.3
  Less amount included in short-term debt.................................      133.4        0.3
                                                                            ---------  ---------
                                                                            $   501.5  $   504.0

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

    In August 1994, Honeywell initiated a $500.0 medium-term note program whereby it may issue notes with maturities of nine months to 30 years denominated in U.S. dollars or foreign currencies with fixed or variable interest rates. Honeywell issued $100.5 of U.S. dollar fixed-rate medium-term notes in 1994.

    Honeywell utilizes interest rate swaps to manage its interest rate exposures and its mix of fixed and floating interest rates. In 1992, Honeywell entered into interest rate swap agreements effectively converting $100.0 of its 8 5/8 percent debentures due 2006 from fixed-rate debt to floating-rate debt based on six-month LIBOR rates. During 1993, $50.0 of the $100.0 swap was terminated resulting in a gain of $0.9, which is being amortized over the remaining life of the swap agreement. In 1993, Honeywell entered into interest rate swap agreements effectively converting the 9.6 percent Canadian dollar notes due 1996 to floating-rate debt based on three-month Canadian bankers acceptance rates. In 1994, Honeywell entered into interest rate swap agreements effectively converting $30.0 of medium-term notes due 1998 and $70.5 of medium-term notes due 1999 to floating rate debt based on three-month LIBOR rates. These swap agreements expire in September 1995 for the 8 5/8 percent debentures, December 1996 for the 9.6 percent Canadian dollar notes, and for the medium-term notes:
$10.0  in March  1998, $20.0  in May  1998, $50.0  in August  1999 and  $20.5 in
September 1999.

    In 1992, Honeywell redeemed its 9 3/8 percent debentures due 2005 to 2009, its 8.2 percent debentures due 1996 to 1998, its 9 7/8 percent debentures due 1998 to 2017, and certain notes due 1993 to 2004, amounting to $9.6 with interest rates ranging from 7.5 percent to 11.75 percent. These early redemptions required the payment of premiums and the recognition of unamortized discounts and

                        HONEYWELL INC. AND SUBSIDIARIES
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

NOTE 14 -- DEBT (CONTINUED)
deferred cost resulting in the recording of an extraordinary loss of $13.8, or $8.6 ($0.06 per share) after income taxes. Honeywell redeemed an additional $5.9 of notes due 1993 to 2000 with interest rates ranging from 10 percent to 12.1 percent in 1993 with no additional income statement impact.

    Annual sinking-fund and maturity requirements for the next five years on long-term debt outstanding at December 31, 1994, are as follows:

1995...............................................  $   133.4
1996...............................................      185.2
1997...............................................      114.9
1998...............................................       30.2
1999...............................................       70.9

    Interest paid amounted to $69.1, $63.9 and $98.5 in 1994, 1993 and 1992, respectively.

NOTE 15 -- FAIR VALUE OF FINANCIAL INSTRUMENTS
    All financial instruments are held for purposes other than trading. The estimated fair values of all nonderivative financial instruments approximate their carrying amounts in the statement of financial position with the exception of long-term debt. The estimated fair value of long-term debt is based on quoted market prices for the same or similar issues or on current rates available to Honeywell for debt of the same remaining maturities. The carrying amount of long term debt was $634.9 and $504.3 at December 31, 1994, and 1993, respectively; and the fair value was $630.3 and $569.0 at December 31, 1994, and 1993, respectively.

    The carrying amount of interest rate swaps was zero and $0.3 at December 31, 1994, and 1993, respectively. The gross unrealized market (loss)/gain on interest rate swaps was $(7.5) and $2.8 at December 31, 1994, and 1993, respectively. The carrying amount of foreign currency contracts was $18.3 and $10.4 at December 31, 1994, and 1993, respectively. The gross unrealized market gain on foreign currency contracts was $26.6 and $19.9 and the gross unrealized market loss was $28.3 and zero at December 31, 1994, and 1993, respectively. The estimated fair value of interest rate swaps and foreign currency contracts, which is the gross unrealized market gain or loss, is based primarily on quotes obtained from various financial institutions that deal in these types of instruments.

    Honeywell is exposed to credit risk to the extent of nonperformance by the counterparties to the foreign currency contracts and the interest rate swaps discussed above. However, the credit ratings of the counterparties, which consist of a diversified group of financial institutions, are regularly monitored and risk of default is considered remote.

                        HONEYWELL INC. AND SUBSIDIARIES
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

NOTE 16 -- LEASING ARRANGEMENTS
    As lessee, Honeywell has minimum annual lease commitments outstanding at December 31, 1994, with the majority of the leases having initial periods ranging from one to 10 years. Following is a summary of operating lease information.

                                                                        OPERATING
                                                                         LEASES
                                                                       -----------
1995.................................................................   $   101.3
1996.................................................................        79.7
1997.................................................................        58.0
1998.................................................................        39.9
1999.................................................................        29.1
2000 and beyond......................................................       130.1
                                                                       -----------
                                                                        $   438.1

    Rent expense for operating leases was $136.9 in 1994, $134.2 in 1993 and $128.0 in 1992.

    Substantially all leases are for plant, warehouse, office space and automobiles. A number of the leases contain renewal options ranging from one to 10 years.

NOTE 17 -- CAPITAL STOCK

                                                                                   ADDITIONAL
                                                                        COMMON       PAID-IN     TREASURY
                                                                         STOCK       CAPITAL       STOCK
                                                                      -----------  -----------  -----------
Balance January 1, 1992.............................................   $   141.6    $   530.4   $  (1,068.8)
Purchase of treasury stock --
  5,586,254 shares..................................................                                 (192.0)
Issued for employee stock plans --
  2,965,328 treasury shares.........................................                     35.0          41.8
  355,342 shares canceled...........................................        (0.5)
Adjustment for two-for-one stock split --
  94,397,423 shares.................................................       141.6       (141.6)
                                                                      -----------  -----------  -----------
Balance December 31, 1992...........................................       282.7        423.8      (1,219.0)
Purchase of treasury stock --
  6,916,868 shares..................................................                                 (240.0)
Issued for employee stock plans --
  1,907,165 treasury shares.........................................                      7.7          30.6
  110,934 shares canceled...........................................        (0.2)
                                                                      -----------  -----------  -----------
Balance December 31, 1993...........................................       282.5        431.5      (1,428.4)
Purchase of treasury stock --
  5,223,800 shares..................................................                                 (168.0)
Issued for employee stock plans --
  962,242 treasury shares...........................................                     15.4          19.9
  42,570 shares canceled............................................        (0.1)
                                                                      -----------  -----------  -----------
Balance December 31, 1994...........................................   $   282.4    $   446.9   $  (1,576.5)

STOCK SPLIT

    On November 9, 1992, the board of directors authorized a two-for-one stock split in the form of a stock dividend payable to stockholders of record November 27, 1992. All references in the financial

                        HONEYWELL INC. AND SUBSIDIARIES
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

NOTE 17 -- CAPITAL STOCK (CONTINUED)
statements relating to 1992 for average number of shares outstanding and related prices, per share amounts, stock plan data and the 1992 share amounts in the table above have been restated to reflect this split.

KEY EMPLOYEE PLANS

    In 1993, the board of directors adopted, and the stockholders approved, the 1993 Honeywell Stock and Incentive Plan. The plan, which terminates December 31, 1998, provides for the award of up to 7,500,000 shares of common stock. The purpose of the plan is to further the growth, development and financial success of Honeywell and its subsidiaries by aligning the personal interests of key employees, through the ownership of shares of common stock and through other incentives, to those of Honeywell stockholders. The plan is further intended to provide flexibility to Honeywell in its ability to compensate key employees and to motivate, attract and retain the services of such key employees who have the ability to enhance the value of Honeywell and its subsidiaries. Awards made under the plan may be in the form of stock options, restricted stock or other stock-based awards. The plan replaced existing similar plans, and awards currently outstanding under those plans were not affected. There were 10,539,718 shares reserved for all key employee plans at December 31, 1994.

    Options to purchase common stock have been granted to key employees at 100 percent of the market price on the date of grant, pursuant to stockholder-approved plans. The following is a summary of existing stock options under all plans:

                                                           1994        1993         1992
                                                        ----------  -----------  -----------
Granted --
  Number of shares....................................   1,001,250      969,173    1,353,224
  Price per share.....................................     $33-$36      $31-$38      $31-$37
Exercised --
  Number of shares....................................     320,337    1,020,769    1,926,649
  Price per share.....................................     $12-$33      $12-$33       $8-$30
Outstanding December 31 --
  Number of shares....................................   5,346,237    4,739,683    4,800,613
  Price per share.....................................     $15-$38      $12-$38      $12-$37

    Options totaling 4,390,382 shares at prices ranging from $15 to $38 were exercisable at December 31, 1994.

    Restricted shares of common stock are issued to certain key employees as compensation. Restricted shares are awarded with a fixed restriction period, usually five years, or with a restriction period that may be shortened dependent on the achievement of performance goals within a specified measurement period. Participants have the rights of stockholders, including the right to receive cash dividends and the right to vote. Restricted shares forfeited revert to Honeywell at no cost. Restricted shares issued totaled 141,376 in 1994, 533,995 in 1993 and 47,812 in 1992. The cost of restricted stock is charged to income over the restriction period and amounted to $5.6 in 1994, $6.3 in 1993 and $6.5 in 1992. At December 31, restricted shares outstanding pursuant to key employee plans totaled 767,209 in 1994, 775,861 in 1993 and 412,872 in 1992.

EMPLOYEE STOCK MATCH AND STOCK PURCHASE PLANS

    In 1990, Honeywell adopted Stock Match and Performance Stock Match plans under which Honeywell matches, in the form of Honeywell common stock, certain eligible U.S. employee savings

                        HONEYWELL INC. AND SUBSIDIARIES
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

NOTE 17 -- CAPITAL STOCK (CONTINUED)
plan contributions. Shares issued under the stock match plans totaled 634,561 shares in 1994, 643,913 shares in 1993 and 977,716 shares in 1992 at a cost of $20.7, $22.3 and $33.3, respectively. There were 1,713,734 shares reserved for employee stock match plans at December 31, 1994.

    Honeywell has granted to eligible foreign subsidiary employees the right to purchase common stock, principally at the lower of 85 percent of the market price at the time of grant or at the time of purchase. Total shares issued under the foreign stock purchase plans amounted to 49,250 in 1992 at an average price per share of $33. There were no shares issued in 1994 or 1993 under these plans.

STOCK PLEDGE

    In 1993, Honeywell pledged to the Honeywell Foundation a five-year option to purchase 2,000,000 shares of common stock at $33 per share. This option is transferable to charitable organizations and exercisable in whole or in part, subject to certain conditions, from time to time during its term. No shares were purchased under this option in 1994 or 1993 and at December 31, 1994, there were 2,000,000 shares reserved for this pledge.

PREFERENCE STOCK

    Twenty-five million preference shares with a par value of $1 per share have been authorized. None has been issued at December 31, 1994.

NOTE 18 -- RETAINED EARNINGS

                                                              1994        1993        1991
                                                            ---------  ----------  ----------
Balance January 1.........................................  $ 2,447.3  $  2,247.0  $  2,116.9
Net income................................................      278.9       322.2       246.8
Dividends
  1994-$0.97 PER SHARE....................................     (125.8)
  1993-$0.9075 per share..................................                 (121.9)
  1992-$0.84125 per share.................................                             (116.7)
                                                            ---------  ----------  ----------
Balance December 31.......................................  $ 2,600.4  $  2,447.3  $  2,247.0

    Included in retained earnings are undistributed earnings of companies 20 to 50 percent owned, amounting to $131.8 at December 31, 1994.

NOTE 19 -- SEGMENT INFORMATION
    Honeywell's operations are engaged in the design, development, manufacture, marketing and service of control solutions in three industry segments -- Home and Building Control, Industrial Control and Space and Aviation Control.

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

                        HONEYWELL INC. AND SUBSIDIARIES
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

NOTE 19 -- SEGMENT INFORMATION (CONTINUED)
    Space and Aviation Control is a full-line avionics supplier and systems integrator for commercial, military and space applications, providing automatic flight control systems, electronic cockpit displays, flight management systems, navigation, surveillance and warning systems, severe weather avoidance systems and flight reference sensors.

    The "other" category comprises various operations, such as Solid State Electronics Center and Honeywell Technology Center, that are not a significant part of Honeywell's operations either individually or in the aggregate.

    Information concerning Honeywell's sales, operating profit and identifiable assets by industry segment can be found on page 10. This information for 1994, 1993 and 1992 is an integral part of these financial statements. Sales include external sales only. Intersegment sales are not significant. Corporate and other assets include the assets of the entities in the "other" category and cash, short-term investments, investments, property and deferred taxes held by corporate.

    Following is additional financial information relating to industry segments:

                                                                    1994       1993       1992
                                                                  ---------  ---------  ---------
Capital expenditures
  Home and Building Control.....................................  $    95.6  $    73.6  $    63.5
  Industrial Control............................................       73.6       72.8       81.9
  Space and Aviation Control....................................       54.9       58.4       67.2
  Corporate and other...........................................       38.3       27.3       31.5
                                                                  ---------  ---------  ---------
                                                                  $   262.4  $   232.1  $   244.1
Depreciation and amortization
  Home and Building Control.....................................  $    71.8  $    67.9  $    69.0
  Industrial Control............................................       67.1       59.9       54.6
  Space and Aviation Control....................................      120.0      127.0      137.4
  Corporate and other...........................................       28.5       30.1       31.7
                                                                  ---------  ---------  ---------
                                                                  $   287.4  $   284.9  $   292.7

    Honeywell engages in material operations in foreign countries, the majority of which are located in Europe. Other geographic areas of operation include Canada, Mexico, Australia, South America and the Far East.

                        HONEYWELL INC. AND SUBSIDIARIES
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

NOTE 19 -- SEGMENT INFORMATION (CONTINUED)
    Following is financial information relating to geographic areas:

                                                              1994        1993        1992
                                                            ---------  ----------  ----------
External sales
  United States...........................................  $ 3,824.7  $  3,895.1  $  4,014.9
  Europe..................................................    1,528.5     1,441.2     1,556.3
  Other areas.............................................      703.8       626.7       651.4
                                                            ---------  ----------  ----------
                                                            $ 6,057.0  $  5,963.0  $  6,222.6
Transfers between geographic areas
  United States...........................................  $   293.3  $    246.7  $    242.2
  Europe..................................................       46.3        36.9        33.0
  Other areas.............................................       54.3        47.6        47.0
                                                            ---------  ----------  ----------
                                                            $   393.9  $    331.2  $    322.2
Total sales
  United States...........................................  $ 4,118.0  $  4,141.8  $  4,257.1
  Europe..................................................    1,574.8     1,478.1     1,589.3
  Other areas.............................................      758.1       674.3       698.4
  Eliminations............................................     (393.9)     (331.2)     (322.2)
                                                            ---------  ----------  ----------
                                                            $ 6,057.0  $  5,963.0  $  6,222.6
Operating profit
  United States...........................................  $   343.7  $    384.1  $    338.1
  Europe..................................................      139.1       140.2       150.4
  Other areas.............................................       41.2        44.4        28.1
                                                            ---------  ----------  ----------
  Operating profit........................................      524.0       568.7       516.6
  Interest expense........................................      (75.5)      (68.0)      (89.9)
  Litigation settlements..................................                   32.6       287.9
  Equity income...........................................       10.5        17.8        15.8
  General corporate expense...............................      (89.3)      (72.6)      (95.7)
                                                            ---------  ----------  ----------
  Income before income taxes..............................  $   369.7  $    478.5  $    634.7
Identifiable Assets
  United States...........................................  $ 2,356.2  $  2,337.5  $  2,502.7
  Europe..................................................    1,303.1     1,111.4     1,134.4
  Other areas.............................................      434.9       357.1       372.5
  Corporate...............................................      791.7       792.1       860.5
                                                            ---------  ----------  ----------
                                                            $ 4,885.9  $  4,598.1  $  4,870.1

    Honeywell transfers products from one geographic region for resale in another. These transfers are priced to provide both areas with an equitable share of the overall profit.

    Operating profit is net of provisions for special charges amounting to $62.7, $51.2 and $128.4 in 1994, 1993 and 1992, respectively, (see Note 4) as follows: United States, $23.2, $22.4 and $79.8; Europe, $29.6, $20.3 and  $29.7;
other areas, $9.9 in 1994 and $9.3 in 1992. General corporate expense includes special charges of $8.5 in 1993 and $9.6 in 1992.

    General corporate expense has been reduced by royalty income of $8.2 in 1994, $31.4 in 1993 and $14.9 in 1992 (see Note 3).

                        HONEYWELL INC. AND SUBSIDIARIES
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

NOTE 20 -- PENSION PLANS
    Honeywell and its subsidiaries have noncontributory defined benefit pension plans that cover substantially all of their U.S. employees. The plan covering non-union employees provides pension benefits based on employee average earnings during the highest paid 60 consecutive calendar months of employment during the 10 years prior to retirement. The plan covering union employees provides pension benefits of stated amounts for each year of credited service. Funding for these plans is provided solely through contributions from Honeywell determined by the board of directors after consideration of recommendations from the plans' independent actuary. Such recommendations are based on actuarial valuations of benefits payable under the plans.

    The components of net periodic pension cost for U.S. defined benefit pension plans are as follows:

                                                                       1994       1993       1992
                                                                     ---------  ---------  ---------
Service cost of benefits earned during the period..................  $    53.8  $    48.3  $    48.1
Interest cost of projected benefit obligation......................      201.5      198.9      192.2
Actual return on assets............................................      (73.3)    (225.7)    (147.7)
Net amortization and deferral......................................      (92.6)      69.3       (5.1)
                                                                     ---------  ---------  ---------
                                                                     $    89.4  $    90.8  $    87.5

    Following is a summary of assumptions used in the accounting for the U.S. defined benefit plans.

                                                                      1994       1993       1992
                                                                    ---------  ---------  ---------
Discount rate used in determining present values..................       8.5%       7.5%      8.75%
Annual increase in future compensation levels.....................       4.5%       4.0%       5.0%
Expected long-term rate of return on assets.......................       8.5%       8.5%      8.75%

    Employees in foreign countries who are not U.S. citizens are covered by various retirement benefit arrangements, some of which are considered to be defined benefit pension plans for accounting purposes. The cost of all foreign pension plans charged to income was $1.2 in 1994, $14.2 in 1993 and $9.0 in 1992.

    The components of net periodic pension cost for foreign defined benefit pension plans are as follows:

                                                                      1994       1993       1992
                                                                    ---------  ---------  ---------
Service cost of benefits earned during the period.................  $    30.3  $    25.8  $    29.8
Interest cost of projected benefit obligation.....................       47.6       46.3       47.0
Actual return on assets...........................................      (43.2)    (111.7)     (38.4)
Net amortization and deferral.....................................      (37.1)      50.7      (32.8)
                                                                    ---------  ---------  ---------
                                                                    $    (2.4) $    11.1  $     5.6

    Assumptions used in the accounting for foreign defined benefit plans were:

                                                                       1994        1993          1992
                                                                    ----------  -----------  ------------
Discount rate used in determining present values..................    4.5-9.0%    5.0-9.0%      5.0-9.5%
Annual increase in future compensation levels.....................    2.0-8.0%    2.0-8.0%      2.0-8.0%
Expected long-term rate of return on assets.......................    5.5-9.5%    6.0-9.5%     6.0-10.3%

                        HONEYWELL INC. AND SUBSIDIARIES
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

NOTE 20 -- PENSION PLANS (CONTINUED)
    The plans' funded status as of September 30 and amounts recognized in Honeywell's statement of financial position for its pension plans are summarized below.

                                                                                      Plans Whose    Plans Whose
                                                                                     Assets Exceed   Accumulated
                                                                                      Accumulated     Benefits
1994 (U.S. AND FOREIGN)                                                                Benefits     Exceed Assets
-----------------------------------------------------------------------------------  -------------  -------------
Actuarial present value of benefit obligations:
  Vested benefit obligation........................................................    $  (409.2)    $  (2,412.7)
  Accumulated benefit obligation...................................................    $  (414.7)    $  (2,581.3)
  Projected benefit obligation.....................................................    $  (587.6)    $  (2,847.8)
Plan assets at fair value..........................................................        723.8         2,386.9
                                                                                     -------------  -------------
Projected benefit obligation (in excess of) less than plan assets..................        136.2          (460.9)
Remaining unrecognized net transition obligation (asset)...........................        (76.3)            5.2
Unrecognized prior service cost....................................................          1.7           233.4
Unrecognized net loss..............................................................         10.6           160.4
Fourth-quarter 1994 contributions to plans.........................................                         24.8
Adjustment to recognize minimum liability..........................................                       (129.4)
                                                                                     -------------  -------------
Overfunded (unfunded) pension asset (liability) recognized in the statement of
 financial position................................................................    $    72.2     $    (166.5)

                                                                                    Plans Whose    Plans Whose
                                                                                   Assets Exceed   Accumulated
                                                                                    Accumulated     Benefits
1993 (U.S. and Foreign)                                                              Benefits     Exceed Assets
---------------------------------------------------------------------------------  -------------  -------------
Actuarial present value of benefit obligations:
  Vested benefit obligation......................................................    $  (309.7)    $  (2,472.0)
  Accumulated benefit obligation.................................................    $  (389.5)    $  (2,626.5)
  Projected benefit obligation...................................................    $  (480.6)    $  (2,909.0)
Plan assets at fair value........................................................        637.7         2,381.7
                                                                                   -------------  -------------
Projected benefit obligation (in excess of) less than plan assets................        157.1          (527.3)
Remaining unrecognized net transition asset......................................        (71.4)           (9.2)
Unrecognized prior service cost..................................................          1.8           228.6
Unrecognized net (gain) loss.....................................................        (23.1)          170.3
Fourth-quarter 1993 contributions to plans.......................................                         38.0
Adjustment to recognize minimum liability........................................                       (113.0)
                                                                                   -------------  -------------
Overfunded (unfunded) pension asset (liability) recognized in the statement of
 financial position..............................................................    $    64.4     $    (212.6)

    Adjustments recorded to recognize the minimum liability required for defined benefit pension plans whose accumulated benefits exceed assets amounted to $129.4 in 1994 and $113.0 in 1993. A corresponding amount was recognized as an intangible asset to the extent of unrecognized prior service cost and unrecognized transition obligation. At December 31, 1994, $9.6 of excess minimum liability resulted in a reduction in stockholders equity, net of income taxes, of $5.9. At December 31, 1993, $21.0 of excess minimum liability resulted in a reduction in stockholders equity, net of income taxes, of $12.8.

                        HONEYWELL INC. AND SUBSIDIARIES
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

NOTE 20 -- PENSION PLANS (CONTINUED)
    Plan assets are held by trust funds devoted to servicing pension benefits and are not available to Honeywell until all covered benefits are satisfied after a plan is terminated. The assets held by the trust funds consist of a diversified portfolio of fixed-income investments and equity securities.

NOTE 21 -- POSTRETIREMENT BENEFITS OTHER THAN PENSIONS
    In 1992, Honeywell adopted Statement of Financial Accounting Standards No. 106 (SFAS 106), "Employers' Accounting for Postretirement Benefits Other Than Pensions," which requires recognition of the expected cost of providing postretirement benefits over the time employees earn the benefits.

    Substantially all of Honeywell's domestic and Canadian employees who retire from Honeywell between the ages of 55 and 65 with 10 or more years of service are eligible to receive health-care benefits, until age 65, identical to those available to active employees. Honeywell funds postretirement benefits on a pay-as-you-go basis.

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

    The components of net periodic postretirement benefit cost are as follows:

                                                                1994     1993     1992
                                                                -----    -----    -----
Service cost of benefits earned during the period...........    $10.4    $11.5    $10.5
Interest cost on accumulated post-retirement benefit
 obligation.................................................     18.0     22.2     20.9
Net amortization............................................      0.5
                                                                -----    -----    -----
                                                                $28.9    $33.7    $31.4

The amounts recognized in Honeywell's statement of financial position are as follows:

                                                                 1994      1993
                                                                ------    ------
Accumulated postretirement benefit obligation:
  Retirees..................................................    $ 87.7    $ 86.6
  Fully eligible active plan participants...................      58.7      41.5
  Other active plan participants............................     151.8     129.9
  Unrecognized prior service cost...........................      (7.7)
  Unrecognized net gain.....................................       2.3      25.7
                                                                ------    ------
Accrued postretirement benefit cost.........................    $292.8    $283.7

    The discount rate used in determining the  APBO was 8.0 percent in 1994  and
7.0 percent in 1993. The assumed health-care cost trend rate used in measuring the APBO was 10.1 percent in 1995, then declining by 0.6 percent per year to an ultimate rate of 5.5 percent. The health-care cost trend rate assumption has a significant effect on the amounts reported. For example, a 1 percent increase in the health-care trend rate would increase the APBO by 11 percent at December 31, 1994, and the net periodic postretirement benefit cost by 14 percent for 1994.

NOTE 22 -- CONTINGENCIES

LITTON LITIGATION

    On March 13, 1990, Litton Systems, Inc. filed suit against Honeywell in U.S. District Court, Central District of California, alleging Honeywell patent infringement relating to the process used by Honeywell to coat mirrors incorporated in its ring laser gyroscopes; attempted monopolization by

                        HONEYWELL INC. AND SUBSIDIARIES
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

NOTE 22 -- CONTINGENCIES (CONTINUED)
Honeywell of certain alleged markets for products containing ring laser gyroscopes; and intentional interference by Honeywell with Litton's prospective advantage in European markets and with its contractual relationships with Ojai Research, Inc., a California corporation. Honeywell has filed counterclaims against Litton alleging, among other things, violations by Litton of various antitrust laws including attempted monopolization of markets for inertial systems and interference with Honeywell's relationships with suppliers.

    The trial of the patent infringement and intentional interference claims commenced June 4, 1993, and on August 31, 1993, a federal court jury in U.S. District Court in Los Angeles returned a verdict against Honeywell on each of these claims and awarded damages in the amount of $1,200.0 and concluded that the patent infringement was willful. Honeywell contended that the verdict was unsupported by the facts; that the Litton patent was invalid; and that Honeywell's process differed from Litton's. The judge in the case held a hearing November 22, 1993, on various issues including, among others, Honeywell's claims that the patent was improperly obtained due to alleged "inequitable conduct" on the part of Litton; Honeywell's other legal and equitable defenses; and Litton's motion to enhance the damage award. On January 9, 1995, the court issued a decision in favor of Honeywell, ruling that the Litton patent was unenforceable because it was obtained by inequitable conduct and invalid because it was an invention that would have been obvious from combining existing processes. The court further ruled that if the judgment is subsequently vacated or reversed as a result of an appeal of the court's ruling, a new trial on the issue of damages would be held on the ground that the jury's award was inconsistent with the clear weight of the evidence and to permit it to stand would constitute a miscarriage of justice. Litton has filed a motion to appeal the court's ruling. The trial for the antitrust claims of Litton and Honeywell is currently scheduled to commence in November 1995.

    Honeywell believes that the court's ruling was correct and continues to believe that Litton's claims are without merit. As a result, no provision has been made in the financial statements with respect to this contingent liability.

ENVIRONMENTAL MATTERS

    Honeywell's manufacturing sites generate both hazardous and nonhazardous wastes, the treatment, storage, transportation and disposal of which are subject to various local, state and national laws relating to protection of the environment. Honeywell is in varying stages of investigation or remediation of potential, alleged or acknowledged contamination at current or previously owned or operated sites and at off-site locations where its wastes were taken for treatment or disposal. In connection with the cleanup of various off-site locations, Honeywell, along with a large number of other entities, has been designated a potentially responsible party (PRP) by the U.S. Environmental Protection Agency under the Comprehensive Environmental Response, Compensation and Liability Act or by state agencies under similar state laws (Superfund), which potentially subjects PRPs to joint and several liability for the costs of such cleanup. In addition, Honeywell is incurring costs relating to environmental remediation pursuant to the federal Resource Conservation and Recovery Act. Based on Honeywell's assessment of the costs associated with its environmental responsibilities, compliance with federal, state and local laws regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had, and in the opinion of Honeywell management, will not have a material effect on Honeywell's financial position, net income, capital expenditures or competitive position. Honeywell's opinion with regard to Superfund matters is based on its assessment of the predicted investigation, remediation and associated costs, its expected share of those costs and the availability of legal defenses. Honeywell's policy is to record environmental liabilities when loss amounts are probable and reasonably estimable.

                        HONEYWELL INC. AND SUBSIDIARIES
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

NOTE 22 -- CONTINGENCIES (CONTINUED)
OTHER MATTERS

    Honeywell is a party to a large number of other legal proceedings, some of which are for substantial amounts. It is the opinion of management that any losses in connection with these matters will not have a material effect on Honeywell's net income, financial position or liquidity.

NOTE 23 -- QUARTERLY DATA (UNAUDITED)

1994                                                                 1ST QTR.   2ND QTR.   3RD QTR.   4TH QTR.
-------------------------------------------------------------------  ---------  ---------  ---------  ---------
Sales..............................................................   $1,347.9   $1,463.8   $1,507.6   $1,737.7
Cost of sales......................................................      917.3    1,001.8    1,011.9    1,151.1
Net income.........................................................       47.7       56.9       69.4      104.9
  Per share........................................................       0.36       0.44       0.54       0.81

    The fourth quarter of 1994 includes special charges of $62.7, or $37.6 ($0.29 per share) after income taxes (see Note 4). The fourth quarter of 1994 also includes a reduction of the provision for income taxes of $37.6 ($0.29 per share) related to a favorable tax settlement (see Note 5).

1993                                                               1st Qtr.    2nd Qtr.    3rd Qtr.    4th Qtr.
----------------------------------------------------------------  ----------  ----------  ----------  ----------
Sales...........................................................    $1,438.6    $1,452.0    $1,452.3    $1,620.1
Cost of sales...................................................       989.8       982.2       985.4     1,062.2
Net income......................................................        57.3        71.4        80.9       112.6
  Per share.....................................................        0.42        0.53        0.60        0.85

    The third quarter of 1993 includes a gain of $9.2 from the revaluation of deferred tax assets (see Note 5). The fourth quarter of 1993 benefited from a change in estimate of $33.4 for postemployment benefits (see Note 1) that was partially offset by accruals for facilities closures and other expenses in the amount of $26.9. Following is a summary of other significant items affecting 1993 results.

1993                                                               1st Qtr.    2nd Qtr.    3rd Qtr.    4th Qtr.
-----------------------------------------------------------------  ---------  ----------  ----------  ----------
Gain from litigation settlements (see Note 3)....................                  $22.4       $10.2
  After tax......................................................                   13.9         6.3
  Per share......................................................                   0.10        0.05
Special charges (see Note 4).....................................                  (23.2)      (28.0)
  After tax......................................................                  (13.3)      (15.5)
  Per share......................................................                  (0.10)      (0.12)

                                                                     Common Stock Price
                                                                       (New York Stock
                                                                     Exchange Composite)
                                                      Dividends
                                                      Per Share       High         Low
                                                      ----------   ----------   ----------
1994     FIRST QUARTER................................ $.24           $35 1/2      $31 3/4
         SECOND QUARTER...............................  .24            34 1/2       30 1/2
         THIRD QUARTER................................  .24            36 7/8           31
         FOURTH QUARTER...............................  .25            35 5/8       28 1/4
1993     First Quarter................................ $.2225         $35 1/2      $31 1/2
         Second Quarter............................... .2225           38 1/4       32 1/4
         Third Quarter................................ .2225           39 3/8       34 5/8
         Fourth Quarter...............................  .24                37           31

Stockholders of record on February 1, 1995, totaled 31,940.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    No report on Form 8-K reporting a change in Honeywell's certifying independent accountants has been filed within the 24 months prior to the date of the most recent financial statements.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Pages 3 through 8 and page 22 of the Honeywell Notice of 1995 Annual Meeting and Proxy Statement are incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

    Pages 12 through 20 of the Honeywell Notice of 1995 Annual Meeting and Proxy Statement are incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Page 11 of the Honeywell Notice of 1995 Annual Meeting and Proxy Statement are incorporated herein by reference.

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

                                                                                         PAGE
                                                                                       ---------
Honeywell Inc. and Subsidiaries:
  Independent Auditors' Report.......................................................  20
  Income Statement...................................................................  21
  Statement of Financial Position....................................................  22
  Statement of Cash Flows............................................................  23
  Notes to Financial Statements......................................................  24-43

2.  FINANCIAL STATEMENT SCHEDULES
    The schedules required to be filed as part of this Annual Report on Form 10-K are listed below with their location in this report.

                                                                                                     PAGE
                                                                                                     -----
Honeywell Inc. and Subsidiaries:
  Independent Auditors' Report..................................................................          20
  Schedules for the Years Ended December 31, 1994, 1993 and 1992:
           II  --         Valuation Reserves....................................................          47

    All schedules, other than indicated above, are omitted because of the absence of the conditions under which they are required or because the information required is shown in the financial statements or notes thereto.

3.  EXHIBITS
Documents Incorporated by Reference:

 (3)(a)      Restated  Certificate  of Incorporation  of Honeywell  Inc. dated  June 18,
             1991.
 (4)(a)      Rights Agreement  between Honeywell  Inc. and  Manufacturers Hanover  Trust
             Company,  as  Rights Agent,  dated  as of  February  24, 1986,  Amended and
             Restated as of June 17, 1986, Amended and Restated as of December 12, 1988,
             Amended as of April 2, 1990.
(10)(iii)(f) Restricted-Stock   Retirement   Plan   for   Non-Employee   Directors,   is
             incorporated  by  reference  to Exhibit  10(iii)(g)  to  Honeywell's Annual
             Report on Form 10-K for 1993.*
(10)(iii)(l) Honeywell Executive Life Insurance Agreement, is incorporated by  reference to Exhibit 10(iii)(m) to Honeywell's Annual Report on Form 10-K for 1993.*
(99)(ii)     Honeywell Notice of 1995 Annual Meeting and Proxy Statement.**

Exhibits submitted herewith:
 (3)(b)      By-laws of Honeywell Inc., as amended through February 21, 1995.
 (4)(b)      Indenture, dated as of August 1, 1994, between Honeywell Inc. and The Chase
             Manhattan  Bank  (National  Association),  as  Trustee  for  Honeywell Inc.
             Medium-Term Notes, Series A.
(10)(iii)(a) Honeywell Key Employee Severance Plan, as amended.*
(10)(iii)(b) Honeywell Supplementary Executive Retirement Plan for Mid-Career Hires,  as
             amended.*
(10)(iii)(c) Honeywell-Norwest Rabbi Trust Agreement, as amended.*
(10)(iii)(d) 1993 Honeywell Stock and Incentive Plan, as amended.*
(10)(iii)(e) 1988 Honeywell Stock and Incentive Plan, as amended.*
(10)(iii)(g) Honeywell Corporate Executive Compensation Plan, as amended.*
(10)(iii)(h) Honeywell  Supplementary  Executive  Retirement  Plan  for  Compensation in
             Excess of $200,000, as amended.*
(10)(iii)(i) Honeywell Supplementary Executive Retirement Plan for CECP Participants, as
             amended.*
(10)(iii)(j) Honeywell Supplementary Retirement Plan, as amended.*
(10)(iii)(k) Honeywell Supplementary Executive Retirement Plan for Benefits in Excess of
             Limits Under Tax Reform Act of 1986, as amended.*
(10)(iii)(m) Form of Executive Termination Contract.*
(10)(iii)(n) Honeywell Inc. Compensation Plan for Outside Directors.*
(11)         Computation of Earnings Per Share.
(12)         Computation of Ratios of Earnings to Fixed Charges.
(21)         Subsidiaries of Honeywell.
(23)         Consent of Independent Auditors.
(24)         Powers of Attorney.
(27)         Financial Data Schedule.
(B)  REPORTS ON FORM 8-K
None

------------------------
 *Management contract or compensatory plan or arrangement.
**Only the portions of Exhibit (99)(ii) specifically incorporated by reference are deemed filed with the Commission.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          HONEYWELL INC.

                                          By:       /s/ SIGURD UELAND, JR.

                                             -----------------------------------
                                             Sigurd Ueland, Jr., Vice President

Dated: March 29, 1995

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     SIGNATURE                                   TITLE
--------------------    --------------------------------------------------------

M. R. BONSIGNORE        Chairman of the Board and Chief Executive Officer and
                          Director

W. M. HJERPE            Vice President and Chief Financial Officer

P. M. PALAZZARI         Vice President and Controller

A. J. BACIOCCO, JR.     Director

E. E. BAILEY            Director

E. H. CLARK, JR.        Director

W. H. DONALDSON         Director

R. D. FULLERTON         Director

J. J. HOWARD            Director

B. E. KARATZ            Director

D. L. MOORE             Director

A. B. RAND              Director

S. G. ROTHMEIER         Director

M. W. WRIGHT            Director

                                          By:       /s/ SIGURD UELAND, JR.

                                             -----------------------------------
                                                     Sigurd Ueland, Jr.,
                                                       ATTORNEY-IN-FACT
                                               March 29, 1995

                                                                     SCHEDULE II

                        HONEYWELL INC. AND SUBSIDIARIES
                               VALUATION RESERVES
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                             (DOLLARS IN MILLIONS)

                                                           BALANCE AT       ADDITIONS         DEDUCTIONS        BALANCE
                                                            BEGINNING       CHARGED TO           FROM          AT CLOSE
                                                             OF YEAR          INCOME           RESERVES         OF YEAR
                                                          -------------  ----------------  -----------------  -----------
Reserves deducted from assets to which they apply --
 allowance for doubtful accounts:

         RECEIVABLES -- CURRENT
--------------------------------------------------------
Year ended December 31, 1994............................    $    24.3      $    12.5(1)      $     5.7(2)      $    31.1
                                                          -------------       ------            ------        -----------
                                                          -------------       ------            ------        -----------
Year ended December 31, 1993............................    $    26.7      $     9.1(1)      $    11.5(2)      $    24.3
                                                          -------------       ------            ------        -----------
                                                          -------------       ------            ------        -----------
Year ended December 31, 1992............................    $    26.3      $    13.1(1)      $    12.7(2)      $    26.7
                                                          -------------       ------            ------        -----------
                                                          -------------       ------            ------        -----------
         LONG-TERM RECEIVABLES
--------------------------------------------------------
Year ended December 31, 1994............................    $     0.5      $    --           $    (0.2)(2)     $     0.7
                                                          -------------       ------            ------        -----------
                                                          -------------       ------            ------        -----------
Year ended December 31, 1993............................    $     0.8      $    --           $     0.3(2)      $     0.5
                                                          -------------       ------            ------        -----------
                                                          -------------       ------            ------        -----------
Year ended December 31, 1992............................    $     1.7           --           $     0.9(2)      $     0.8
                                                          -------------       ------            ------        -----------
                                                          -------------       ------            ------        -----------
Reserves deducted from assets to which they apply --
 valuation reserve:

         LONG-TERM RECEIVABLES
--------------------------------------------------------
Year ended December 31, 1994............................    $     3.6      $    (1.7)(1)     $    --           $     1.9
                                                          -------------       ------            ------        -----------
                                                          -------------       ------            ------        -----------
Year ended December 31, 1993............................    $     2.9      $     0.7(1)      $    --           $     3.6
                                                          -------------       ------            ------        -----------
                                                          -------------       ------            ------        -----------
Year ended December 31, 1992............................    $     7.9      $    --           $     5.0(3)      $     2.9
                                                          -------------       ------            ------        -----------
                                                          -------------       ------            ------        -----------
Reserves deducted from assets to which they apply --
 allowance for amortization of intangibles:

         GOODWILL
--------------------------------------------------------
Year ended December 31, 1994............................    $    34.3      $     8.6(4)      $     0.6(5)      $    42.3
                                                          -------------       ------            ------        -----------
                                                          -------------       ------            ------        -----------
Year ended December 31, 1993............................    $    30.4      $     6.7(4)      $     2.8(5)      $    34.3
                                                          -------------       ------            ------        -----------
                                                          -------------       ------            ------        -----------
Year ended December 31, 1992............................    $    24.8      $     5.3(4)      $    (0.3)(5)     $    30.4
                                                          -------------       ------            ------        -----------
                                                          -------------       ------            ------        -----------
         PATENTS, LICENSES AND TRADEMARKS
--------------------------------------------------------
Year ended December 31, 1994............................    $   170.0      $    24.2(4)      $    18.8(5)      $   175.4
                                                          -------------       ------            ------        -----------
                                                          -------------       ------            ------        -----------
Year ended December 31, 1993............................    $   144.2      $    25.8(4)      $    --           $   170.0
                                                          -------------       ------            ------        -----------
                                                          -------------       ------            ------        -----------
Year ended December 31, 1992............................    $   119.8      $    24.4(4)      $    --           $   144.2
                                                          -------------       ------            ------        -----------
                                                          -------------       ------            ------        -----------
         SOFTWARE AND OTHER INTANGIBLES
--------------------------------------------------------
Year ended December 31, 1994............................    $   135.4      $    19.3(4)      $     2.3(5)      $   152.4
                                                          -------------       ------            ------        -----------
                                                          -------------       ------            ------        -----------
Year ended December 31, 1993............................    $   117.8      $    17.1(4)      $    (0.5)(5)     $   135.4
                                                          -------------       ------            ------        -----------
                                                          -------------       ------            ------        -----------
Year ended December 31, 1992............................    $    96.1      $    20.2(4)      $    (1.5)(5)     $   117.8
                                                          -------------       ------            ------        -----------
                                                          -------------       ------            ------        -----------

--------------------------
Notes:  (1) Represents amounts  included in selling,  general and administrative expenses.
       (2) Represents uncollectible accounts written off, less recoveries and translation adjustments.
       (3) Represents reclassification of amount to other liabilities.
       (4) Represents amounts included in cost of sales.
       (5) Represents removal of fully amortized amounts and translation adjustments.