Form 10-Q
period 1995-04-02
HONEYWELL INC
filed 1995-05-16
CIK 48305

                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                   FORM 10-Q

(MARK ONE)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 1995

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

                                 Yes _X_  No __

As of April 2, 1995, the number of shares outstanding of the registrant's common stock, $1.50 par value, was 127,059,761.

                          PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

                                INCOME STATEMENT
                         HONEYWELL INC. AND SUBSIDIARIES
                                  (UNAUDITED)

                                                            First Quarter
                                                      -------------------------
(DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)          1995             1994
...............................................................................
SALES                                                 $  1,478.7     $  1,347.9
                                                      ----------     ----------

COSTS AND EXPENSES
      Cost of sales                                      1,013.2          917.3
      Research and development                              78.8           72.2
      Selling, general and administrative                  287.9          270.6
      Interest - net                                        17.3           12.6
      Equity (income) loss                                  (1.4)           1.2
                                                      ----------     ----------
                                                         1,395.8        1,273.9
                                                      ----------     ----------

INCOME BEFORE INCOME TAXES                                  82.9           74.0

PROVISION FOR INCOME TAXES                                  28.2           26.3
                                                      ----------     ----------

NET INCOME                                            $     54.7     $     47.7
                                                      ----------     ----------
                                                      ----------     ----------

EARNINGS PER COMMON SHARE                             $     0.43     $     0.36
                                                      ----------     ----------
                                                      ----------     ----------

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING          127,156,836    130,837,509


                             STATEMENT OF CASH FLOWS
                         HONEYWELL INC. AND SUBSIDIARIES
                                  (UNAUDITED)

                                                               Three Months
                                                          ---------------------
(DOLLARS IN MILLIONS)                                           1995    1994
...............................................................................

Cash Flows from Operating Activities

   Net income                                                  $ 54.7   $ 47.7
   Adjustments to reconcile net income to net cash flows
    from operating activities:
      Depreciation                                               57.8     57.6
      Amortization of intangibles                                13.5     12.5
      Deferred income taxes                                      13.2      1.0
      Equity (income) loss, net of dividends received            (1.4)     1.2
      Loss on sale of assets                                      0.4      0.5
      Contributions to employee stock plans                       8.7      8.7
      Decrease in receivables                                    19.0      9.0
      Increase in inventories                                   (50.0)   (44.9)
      Decrease in accounts payable                              (56.6)   (61.8)
      Increase in accrued income taxes and interest              14.0     23.6
      Other changes in working capital, excluding short-term
       investments and short-term debt                          (20.0)    16.5
      Other noncurrent items - net                              (16.9)   (16.1)
                                                               ------   ------

   Net cash flows from operating activities                      36.4     55.5
                                                               ------   ------

Cash Flows from Investing Activities

   Proceeds from sale of assets                                   2.5      6.2
   Capital expenditures                                         (53.0)   (65.2)
   Investment in acquisitions                                   (25.4)    (5.7)
   (Increase) decrease in short-term investments                 (7.1)     1.4
   Other - net                                                    3.4     21.2
                                                               ------   ------

   Net cash flows from investing activities                     (79.6)   (42.1)
                                                               ------   ------

Cash Flows from Financing Activities
   Net increase in short-term debt                               38.9     67.2
   Repayment of long-term debt                                  (10.2)    (0.2)
   Purchase of treasury stock                                   (25.0)   (58.6)
   Proceeds from exercise of stock options                       15.5      3.5
   Dividends paid                                               (31.4)   (31.3)
                                                               ------   ------

   Net cash flows from financing activities                     (12.2)   (19.4)
                                                               ------   ------

Effect of Exchange Rate Changes on Cash                          10.8      0.2
                                                               ------   ------

Decrease in Cash and Cash Equivalents                           (44.6)    (5.8)

Cash and Cash Equivalents at Beginning of Year                  267.4    242.3
                                                               ------   ------

Cash and Cash Equivalents at End of Three Months               $222.8   $236.5
                                                               ------   ------
                                                               ------   ------

                         STATEMENT OF FINANCIAL POSITION
                         HONEYWELL INC. AND SUBSIDIARIES
                                  (UNAUDITED)


(DOLLARS IN MILLIONS)                                       April 2, 1995   December 31, 1994
.............................................................................................

ASSETS
Current Assets
        Cash and cash equivalents                            $   222.8         $   267.4
        Short-term investments                                    14.9               7.4
        Receivables (less allowance for doubtful accounts:
         1995, $32.2; 1994, $31.1)                             1,417.9           1,406.9
        Inventories (less progress billing on uncompleted
         contracts: 1995, $40.1; 1994, $32.5)                    819.3             760.2
        Deferred income taxes                                    193.7             207.5
                                                             ---------         ---------
                                                               2,668.6           2,649.4
Investments and Advances                                         237.4             242.8

Property, Plant and Equipment
        Property, plant and equipment                          2,830.3           2,716.8
        Less accumulated depreciation                          1,716.1           1,617.3
                                                             ---------         ---------
                                                               1,114.2           1,099.5
Other Assets
        Long-term receivables (less allowance for doubtful
         accounts: 1995, $0.7; 1994, $0.7)                        58.9              40.1
        Intangible assets                                        581.1             566.2
        Deferred income taxes                                    102.0              98.5
        Other                                                    202.9             189.4
                                                              --------          --------

Total Assets                                                 $ 4,965.1         $ 4,885.9
                                                             ---------         ---------
                                                             ---------         ---------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
        Short-term debt                                       $  390.1          $  360.6
        Accounts payable                                         381.7             429.6
        Customer advances                                         82.7              72.6
        Accrued income taxes                                     318.9             309.6
        Deferred income taxes                                      6.7
        Other accrued liabilities                                894.2             899.4
                                                             ---------         ---------
                                                               2,074.3           2,071.8

Long-Term Debt                                                   516.4             501.5

Deferred Income Taxes                                             37.5              39.8

Other Liabilities                                                415.4             418.1

Stockholders' Equity
        Common stock - $1.50 par value
        Authorized - 250,000,000 shares
        Issued - 1995 - 188,275,492 shares                       282.4
                 1994 - 188,286,000 shares                                         282.4
        Additional paid-in capital                               456.7             446.9
        Retained earnings                                      2,623.4           2,600.4
        Treasury stock - 1995 - 61,215,731 shares             (1,595.2)
                         1994 - 61,030,565 shares                               (1,576.5)
        Accumulated foreign currency translation                 160.1             107.4
        Pension liability adjustment                              (5.9)             (5.9)
                                                             ---------         ---------

                                                               1,921.5           1,854.7
                                                             ---------         ---------

Total Liabilities and Stockholders' Equity                   $ 4,965.1         $ 4,885.9
                                                             ---------         ---------
                                                             ---------         ---------

                           NOTES TO FINANCIAL STATEMENTS
                   (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

(1) The financial information and statements of companies owned 20 percent to 50 percent, accounted for using the equity method, are omitted pursuant to Rule 10-01 of Regulation S-X.

(2)  Interest consists of the following:

                                                    First Quarter
                                                  -----------------
                                                   1995       1994
                                                  ------      -----
     Interest expense                              $20.8      $16.4
     Interest income                                (3.5)      (3.8)
                                                   -----      -----
     Total                                         $17.3      $12.6
                                                   -----      -----
                                                   -----      -----

     Interest paid amounted to $13.5 and $10.9 for the first quarters of 1995 and 1994, respectively.

(3) Income tax provisions for interim periods are based on estimated effective annual income tax rates. Income tax expense varies from the normal U.S. statutory tax rate primarily because of state taxes and variations in the tax rates on foreign source income. While a portion of the annual tax provisions will be deferred income taxes, it is not practicable to determine the amount or composition of deferred income taxes for interim periods. Income taxes paid, net of refunds received, amounted to $(3.5) and $3.8 for the first quarters of 1995 and 1994 respectively.

(4) Dividends per share of common stock were $.25 and $.24 for the first quarters of 1995 and 1994 respectively.

(5)  Inventories consist of the following:

                                                     April 2,     December 31,
                                                      1995           1994
                                                     --------     ------------
     Finished goods                                   $338.0         $297.4
     Inventories related to long-term contracts         93.9           89.1
     Work in process                                   174.0          156.9
     Raw materials and supplies                        213.4          216.8
                                                      ------         ------
     Total                                            $819.3         $760.2
                                                      ------         ------
                                                      ------         ------

(6)  Litton Litigation.
     On March 13, 1990, Litton Systems, Inc. filed suit against Honeywell in U.S. District Court, Central District of California, alleging Honeywell patent infringement relating to the process used by Honeywell to coat mirrors incorporated in its ring laser gyroscopes; attempted monopolization and predatory pricing by Honeywell in certain alleged markets for products containing ring laser gyroscopes; and intentional interference by Honeywell with Litton's prospective advantage in European markets and with its contractual relationships with Ojai Research, Inc., a California corporation. Honeywell generally denied Litton's allegations, contested both the validity and infringement of the patent; and alleged that the patent had been obtained by Litton's inequitable conduct before the United States Patent and Trademark Office. Honeywell also filed counterclaims against Litton alleging, among other things, that Litton's business and litigation conduct violated federal and state laws, causing Honeywell considerable damage and expense.

     On January 9, 1995, Judge Mariana Pfaelzer of the U.S. District Court set aside an August, 1993 jury verdict and damage award of $1.2 billion against Honeywell in the patent and interference with contract case. She ruled, among other things, that the Litton patent was unenforceable because it was obtained by inequitable conduct and invalid because it was an invention that would have been obvious from combining existing processes. She further ruled that if her judgment were ever subsequently vacated or reversed on appeal, Honeywell would be granted a new trial on the issue of damages because the jury's award in 1993 was inconsistent with the clear weight of the evidence and permitting it to stand would constitute a miscarriage of justice. Litton has filed its notice of appeal of that judgment to the Federal Circuit Court of Patent Appeals, Washington, D.C. Briefing and arguments by the parties on the patent appeal are expected to be concluded in the Fall of 1995 with a decision expected to follow shortly thereafter. In the companion antitrust case, Honeywell has filed a motion for summary judgment to dismiss all of Litton's claims as groundless. If any of Litton's various antitrust claims survive that motion, a trial is scheduled to commence in November 1995 before Judge Pfaelzer and a different jury. Honeywell believes that the patent judgment against Litton will be upheld on appeal, and that Litton's antitrust claims are without merit. As a result, no provision has been made in the financial statements with respect to this contingent liability.

(7) As of April 2, 1995, Honeywell had reserved 13,524,423 shares of common stock for the issuance of shares in connection with stock option and stock bonus plans.

(8) The figures set forth in this quarterly report are unaudited but, in the opinion of the registrant, include all adjustments necessary for a fair presentation of the results of operations for the three-month periods ended April 2, 1995, and April 3, 1994, respectfully. Honeywell's accounting policies are described in the notes to financial statements in its 1994 Annual Report on Form 10-K.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Net income in the first quarter of 1995 was $54.7 million ($0.43 per share) compared with $47.7 million ($0.36 per share) in the first quarter of 1994.

Worldwide sales were $1.479 billion in the first quarter of 1995, compared with $1.348 billion in 1994. The weakness of the U.S. dollar had a positive translation effect of approximately two percent on sales and orders compared with the first quarter of 1994. This resulted in a two percent to three percent benefit for both the Home and Building Control and Industrial Control business segments for the first quarter of 1995. The increase in net interest expense in the first quarter of 1995 was due primarily to an increase in the interest rate on Honeywell's floating debt portfolio of approximately three percentage points on average and higher debt levels. Positive performance by companies which are owned 20 percent to 50 percent by Honeywell provided equity income in the first quarter of 1995 compared with a loss in the first quarter of 1994.

Home and Building Control sales increased 12 percent, benefiting from an improving economy in Europe and continued economic strength in the United States. Home Control's strong international performance was led by growth in sales of combustion control and water control products. Building Control experienced solid growth with its comprehensive energy retrofit and service solutions. During the quarter, Honeywell announced two strategic acquisitions that enable the business to provide a broader range of product and service solutions: DMC Services, Inc., based in Massachusetts, which serves the increasingly important utilities market; and Mantenimiento y Control S.A., a Barcelona, Spain-based company that specializes in the installation and maintenance of building management systems. Approximately three to four percent of Home and Building Control sales growth is acquisition related. Industrial Control sales increased 17 percent for the quarter. Industrial Automation and Control continued to make inroads in key markets such as pulp and paper as a result of increased demand for TotalPlant-TM- open solutions. Sensing and Control benefited in the first quarter from an increased demand in the onboard automotive and data communications sectors. During the quarter, the business introduced SDS (Smart Distributed System), a revolutionary sensor network for distributed machine control, into Europe. Also during the quarter, Micro Switch announced plans to expand its manufacturing facility in Freeport, Ill., by more than 30 percent to meet the growing demand in its electronic sensor business. Space and Aviation Control sales were flat for the quarter as increased sales in the business jet market offset reduced government sales. Sales from other operations which do not correspond with Honeywell's primary business segments, including the activities of various units such as the Solid State Electronics and the Honeywell Technology research and development centers, declined in the first quarter of 1995.

Worldwide operating profit was $124.4 million in the first quarter of 1995, compared with $109.1 million in the first quarter of 1994. Home and Building Control operating profit increased 10 percent led by Home Control's strong international volume increases. Industrial Control operating profit increased 21 percent, primarily as a result of profits from the increased demand for Sensing and Control products. Space and Aviation Control operating profit increased 7 percent as a result of cost cutting activities and the mix of programs in the Military business which earned revenue in the quarter. Industrial Control and Space and Aviation Control also benefited from favorable developments in certain employee-related liabilities. Other operations had a small operating profit for the quarter compared with a small operating loss in 1994.

Total worldwide orders increased 10 percent, compared with the first quarter of 1994. Home and Building Control orders increased 15 percent from year-earlier levels. Industrial Control orders were up more than 11 percent for the quarter, with Industrial Automation and Control experiencing solid order activity in the United States and international markets, including China. Orders in Space and Aviation Control were down 4 percent from a strong year-earlier quarter in which Honeywell won a substantial multi-year space station contract.

FINANCIAL CONDITION

Stockholders' equity increased to $1,922 million from $1,855 million at the end of 1994. The increase in stockholders' equity includes a $23 million addition to retained earnings resulting from current year earnings less dividends and a $53 million increase in the accumulated foreign currency translation balance, partially offset by $9 million of net treasury stock transactions.

Common shares outstanding decreased by 195,674 from the end of 1994 to 127.1 million. Shares repurchased during the first three months of 1995 totaled 850,000 at a cost of $31.7 million. Shares issued through stock option and stock bonus plans totaled 654,326.

Debt as a percentage of total capital at the end of the first quarter was
32.1 percent compared with 31.7 percent at the end of 1994. Total debt increased $44.4 million from 1994 year end. The increase was used to finance general corporate requirements, including capital expenditures and working capital, and $25.4 million of acquisitions.

Cash flows provided by operating activities less cash flows used by investing activities for the first three months of 1995 resulted in a net use of $43.2 million.

Cash used for increases in the portion of working capital, consisting of trade and long-term receivables and inventories offset by accounts payable and customer advances, increased $85 million or 5% of working capital, which is consistent with continued volume increases in sales and orders.

During 1994, 1993 and 1992 Honeywell established total reserves of $242.3 million for productivity initiatives to strengthen the company's competitiveness. Expenditures of $18.1 million in the first quarter of 1995 included $14.0 million and $4.1 million related to work force reduction costs and facilities consolidation costs, respectively. Accrued costs remaining to be funded include $42.1 million related to work force reduction costs and $12.4 million related to factory consolidation costs. Future cash flows from operating activities are expected to be sufficient to fund these accrued costs.

On April 2, 1995, Honeywell had $737 million of domestic committed credit lines with twenty-one banks. There were no borrowings under these lines. In addition, certain foreign units had $356 million in credit lines available at the end of the first quarter. Honeywell believes its available cash, committed credit lines and access to the public debt markets through its $500 million medium-term note program provide adequate short-term and long-term liquidity.

Subsequent to the end of the first quarter, Honeywell issued $121 million of medium-term notes with maturities ranging from 3 to 7 years. The proceeds were used to repay outstanding commercial paper. Following this issuance, $222 million was outstanding under the $500 million medium-term note program.

Honeywell's credit ratings remained unchanged during the quarter. Rating for long-term and short-term debt are, respectively, A/A-1 by Standard and Poor's Corporation, A/Duffl by Duff and Phelps Corporation and A3/P-2 by Moody's Investors Service, Inc. On January 10, 1995, Moody's removed Honeywell from credit watch and affirmed the A3/P-2 debt rating as a result of a favorable court decision in the Litton litigation.

Honeywell utilizes various foreign currency exchange contracts and interest rate swaps to manage its exposure to exchange rate and interest rate fluctuations and its mix of fixed and floating interest rates. At April 2, 1995, the notional amount of outstanding foreign exchange contracts was approximately $1.151 billion. The amount of hedging gains and losses deferred was not material at April 2, 1995. The notional amount of outstanding interest rate swaps was $232.5 million at April 2, 1995.

                            PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

     As previously reported in Item 3. "Legal Proceedings" of Part I of Honeywell's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, Honeywell is a defendant in a lawsuit filed by Litton Systems, Inc. alleging patent infringement relating to the process used by Honeywell to coat mirrors incorporated in its ring laser gyroscopes; attempted monopolization by Honeywell of certain alleged markets for products containing ring laser gyroscopes; and intentional interference by Honeywell with Litton's prospective advantage in European markets and with its contractual relationships with Ojai Research, Inc., a California corporation.

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

Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibits:

             (11)  Computation of Earnings Per Share.

             (12)  Computation of Ratio of Earnings to Fixed Charges.

             (27)  Financial Data Schedule.

       (b) (i) On January 9, 1995, the registrant filed a report on Form 8-K with respect to a Memorandum of Decision issued by Judge Mariana R. Pfaelzer of the U.S. District Court in Los Angeles in the matter of Litton Systems, Inc. v. Honeywell Inc.

             (ii) On February 6, 1995, the registrant filed a report on Form 8-K announcing the initiation of a share repurchase program on that date and the completion of a prior share repurchase program.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    HONEYWELL INC.



Date:  May 15, 1995                 By: /s/ E. D. Grayson
                                        ---------------------------------
                                        E. D. Grayson
                                        Vice President and General Counsel



Date:  May 15, 1995                 By: /s/ P. M. Palazzari
                                        ---------------------------------
                                        P. M. Palazzari
                                        Vice President and Controller
                                        (Chief Accounting Officer)

                               INDEX TO EXHIBITS

EXHIBIT NO.                                                           PAGE NO.
- -----------                                                           --------

   11          Computation of Earnings Per Share                           i

   12          Computation of Ratio of Earnings to Fixed Charges          ii

   27          Financial Data Schedule                                   iii