Form 10-Q
period 1995-07-02
HONEYWELL INC
filed 1995-08-16
CIK 48305

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-Q

(MARK ONE)

/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended July 2, 1995


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

                              Yes __x__    No _____

As of July 2, 1995, the number of shares outstanding of the registrant's common stock, $1.50 par value, was 127,202,217.

                         PART I.    FINANCIAL INFORMATION

ITEM 1.    Financial Statements


                                  INCOME STATEMENT
                         HONEYWELL INC. AND SUBSIDIARIES
                                     (UNAUDITED)

                                                                 Second Quarter Ended
                                                            -----------------------------
(DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)              July 2, 1995     July 3, 1994
 .........................................................................................
SALES                                                       $  1,655.6       $  1,463.8
                                                            ----------       ----------
COSTS AND EXPENSES

      Cost of sales                                            1,137.8          1,001.8
      Research and development                                    83.4             82.1
      Selling, general and administrative                        317.5            278.4
      Interest - net                                              18.3             15.3
      Equity income                                               (5.7)            (2.0)
                                                            ----------       ----------
                                                               1,551.3          1,375.6
                                                            ----------       ----------
INCOME BEFORE INCOME TAXES                                       104.3             88.2

PROVISION FOR INCOME TAXES                                        35.4             31.3
                                                            ----------       ----------
NET INCOME                                                  $     68.9       $     56.9
                                                            ----------       ----------
                                                            ----------       ----------
EARNINGS PER COMMON SHARE                                   $     0.54       $     0.44
                                                            ----------       ----------
                                                            ----------       ----------

                                  INCOME STATEMENT
                          HONEYWELL INC. AND SUBSIDIARIES
                                    (UNAUDITED)

                                                                  Six Months Ended
                                                            -----------------------------
(DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)              July 2, 1995     July 3, 1994
 .........................................................................................
SALES                                                       $  3,134.3       $  2,811.7
                                                            ----------       ----------
COSTS AND EXPENSES
      Cost of sales                                            2,151.0          1,919.1
      Research and development                                   162.2            154.3
      Selling, general and administrative                        605.4            549.0
      Interest - net                                              35.6             27.9
      Equity income                                               (7.1)            (0.8)
                                                            ----------       ----------
                                                               2,947.1          2,649.5
                                                            ----------       ----------
INCOME BEFORE INCOME TAXES                                       187.2            162.2

PROVISION FOR INCOME TAXES                                        63.6             57.6
                                                            ----------       ----------
NET INCOME                                                  $    123.6       $    104.6
                                                            ----------       ----------
                                                            ----------       ----------
EARNINGS PER COMMON SHARE                                   $     0.97       $     0.80
                                                            ----------       ----------
                                                            ----------       ----------

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING                127,196,122      130,172,681

                                STATEMENT OF CASH FLOWS
                            HONEYWELL INC. AND SUBSIDIARIES
                                      (UNAUDITED)

                                                                        Six Months Ended
                                                                  ---------------------------
(DOLLARS IN MILLIONS)                                             July 2, 1995   July 3, 1994
 .............................................................................................
Cash Flows from Operating Activities
 Net income                                                          $ 123.6          $ 104.6
 Adjustments to reconcile net income to net cash flows
  from operating activities:
    Depreciation                                                       118.8            116.4
    Amortization of intangibles                                         28.2             24.8
    Deferred income taxes                                               14.9              6.4
    Equity (income) loss, net of dividends received                     (7.1)             0.3
    Loss on sale of assets                                               1.7              1.2
    Contributions to employee stock plans                               15.9             15.2
    (Increase) decrease in receivables                                  18.1            (17.0)
    Increase in inventories                                            (56.2)           (50.3)
    Decrease in accounts payable                                       (31.1)           (46.5)
    Decrease in accrued income taxes and interest                      (32.3)           (25.6)
    Other changes in working capital, excluding short-term
     investments and short-term debt                                   (23.5)            (6.7)
    Other noncurrent items - net                                       (20.1)           (24.4)
                                                                     -------          -------
 Net cash flows from operating activities                              150.9             98.4
                                                                     -------          -------
Cash Flows from Investing Activities

 Proceeds from sale of assets                                           11.1              7.0
 Capital expenditures                                                 (115.6)          (129.3)
 Investment in acquisitions                                            (31.4)           (44.9)
 Increase in short-term investments                                     (2.4)            (4.0)
 Other - net                                                             0.4             19.6
                                                                     -------          -------
 Net cash flows from investing activities                             (137.9)          (151.6)
                                                                     -------          -------
Cash Flows from Financing Activities
 Net increase (decrease) in short-term debt                            (54.2)           161.7
 Proceeds from issuance of long-term debt                              123.0             26.4
 Repayment of long-term debt                                           (10.4)            (0.2)
 Purchase of treasury stock                                            (58.7)           (94.1)
 Proceeds from exercise of stock options                                31.4              4.1
 Dividends paid                                                        (63.8)           (62.3)
                                                                     -------          -------
 Net cash flows from financing activities                              (32.7)            35.6
                                                                     -------          -------
Effect of Exchange Rate Changes on Cash                                 10.5              8.3
                                                                     -------          -------
Decrease in Cash and Cash Equivalents                                   (9.2)            (9.3)

Cash and Cash Equivalents at Beginning of Year                         267.4            242.3
                                                                     -------          -------
Cash and Cash Equivalents at End of Six Months                       $ 258.2          $ 233.0
                                                                     -------          -------
                                                                     -------          -------

                          STATEMENT OF FINANCIAL POSITION
                          HONEYWELL INC. AND SUBSIDIARIES
                                    (UNAUDITED)


(DOLLARS IN MILLIONS)                                      July 2, 1995    December 31, 1994
 ............................................................................................
ASSETS
Current Assets
        Cash and cash equivalents                            $   258.2         $   267.4
        Short-term investments                                    10.2               7.4
        Receivables (less allowance for doubtful accounts:
          1995, $31.3; 1994, $31.1)                            1,435.2           1,406.9
        Inventories (less progress billing on uncompleted
         contracts: 1995, $59.2; 1994, $32.5)                    828.7             760.2
        Deferred income taxes                                    193.6             207.5
                                                             ---------         ---------
                                                               2,725.9           2,649.4
Investments and Advances                                         267.9             242.8
Property, Plant and Equipment
        Property, plant and equipment                          2,866.3           2,716.8
        Less accumulated depreciation                          1,755.6           1,617.3
                                                             ---------         ---------
                                                               1,110.7           1,099.5
Other Assets
        Long-term receivables (less allowance for doubtful
          accounts: 1995, $0.7; 1994, $0.7)                       58.3              40.1
        Intangible assets                                        573.2             566.2
        Deferred income taxes                                    102.0              98.5
        Other                                                    211.3             189.4
                                                             ---------         ---------
Total Assets                                                 $ 5,049.3         $ 4,885.9
                                                             ---------         ---------
                                                             ---------         ---------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
        Short-term debt                                      $   394.7         $   360.6
        Accounts payable                                         411.5             429.6
        Customer advances                                         93.2              72.6
        Accrued income taxes                                     282.3             309.6
        Deferred income taxes                                      6.7
        Other accrued liabilities                                870.5             899.4
                                                             ---------         ---------
                                                               2,058.9           2,071.8
Long-Term Debt                                                   543.9             501.5
Deferred Income Taxes                                             39.6              39.8
Other Liabilities                                                417.7             418.1
Stockholders' Equity
        Common stock - $1.50 par value
        Authorized - 250,000,000 shares
        Issued - 1995 - 188,248,492 shares                       282.4
                 1994 - 188,286,000 shares                                         282.4
        Additional paid-in capital                               463.4             446.9
        Retained earnings                                      2,660.4           2,600.4
        Treasury stock - 1995 - 61,046,275 shares             (1,604.1)
                         1994 - 61,030,565 shares                               (1,576.5)
        Accumulated foreign currency translation                 193.0             107.4
        Pension liability adjustment                              (5.9)             (5.9)
                                                             ---------         ---------
                                                               1,989.2           1,854.7
                                                             ---------         ---------
Total Liabilities and Stockholders' Equity                   $ 5,049.3         $ 4,885.9
                                                             ---------         ---------
                                                             ---------         ---------

                              NOTES TO FINANCIAL STATEMENTS
                     (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
                                       (UNAUDITED)


(1) The financial information and statements of companies owned 20 percent to 50 percent accounted for using the equity method are omitted pursuant to Rule 10-01 of Regulation S-X.

(2)  Interest consists of the following:

                            Second Quarter Ended               Six Months Ended
                       ----------------------------    ----------------------------
                       July 2, 1995    July 3, 1994    July 2, 1995    July 3, 1994
                       ------------    ------------    ------------    ------------
   Interest expense       $22.4           $19.2            $43.2           $35.6
   Interest income         (4.1)           (3.9)            (7.6)           (7.7)
                          -----           -----            -----           -----
   Total                  $18.3           $15.3            $35.6           $27.9
                          -----           -----            -----           -----
                          -----           -----            -----           -----

     Interest paid amounted to $30.2 and $43.7 for the second quarter and six months of 1995 and $22.6 and $33.5 for the second quarter and six months of 1994, respectively.

(3) Income tax provisions for interim periods are based on estimated effective annual income tax rates. Income tax expense varies from the normal U.S. statutory tax rate primarily because of state taxes and variations in the tax rates on foreign source income. While a portion of the annual tax provisions will be deferred income taxes, it is not practicable to determine the amount or composition of deferred income taxes for interim periods. Income taxes paid, net of refunds received, amounted to $75.7 and $72.2 for the second quarter and six months of 1995 and $72.1 and $75.9 for the second quarter and six months of 1994, respectively.

(4) Dividends per share of common stock were $0.25 and $0.50 for the second quarter and six months of 1995 and $0.24 and $0.48 for the second quarter and six months of 1994, respectively.

(5)  Inventories consist of the following:

                                                        July 2,    December 31,
                                                           1995            1994
                                                        -------    ------------
     Finished goods                                     $ 369.4       $ 297.4
     Inventories related to long-term contracts            77.7          89.1
     Work in process                                      171.5         156.9
     Raw materials and supplies                           210.1         216.8
                                                        -------       -------
     Total                                              $ 828.7       $ 760.2
                                                        -------       -------
                                                        -------       -------

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

     On January 9, 1995, Judge Mariana Pfaelzer of the U.S. District Court set aside an August, 1993 jury verdict and damage award of $1.2 billion against Honeywell in the patent and interference with contract case. She ruled, among other things, that the Litton patent was unenforceable because it was obtained by inequitable conduct and invalid because it was an invention that would have been obvious from combining existing processes. She further ruled that if her judgment were ever subsequently vacated or reversed on appeal, Honeywell would be granted a new trial on the issue of damages because the jury's award in 1993 was inconsistent with the clear weight of the evidence and permitting it to stand would constitute a miscarriage of justice. Litton has appealed to the Court of Appeals for the Federal Circuit, Washington, D.C. Briefing and arguments by the parties on the patent appeal are expected to be concluded in the fall of 1995 with a decision expected to follow shortly thereafter. In the companion antitrust case, Honeywell has filed a motion for summary judgment to dismiss all of Litton's claims. For any of Litton's various antitrust claims that survive that motion, a trial is scheduled to commence in November 1995 before Judge Pfaelzer and a different jury. Honeywell believes that the patent judgment against Litton will be upheld on appeal, and that Litton's antitrust claims are without merit. As a result, no provision has been made in the financial statements with respect to this contingent liability.

(7) As of July 2, 1995, Honeywell had reserved 12,673,742 shares of common stock for the issuance of shares in connection with stock option and stock bonus plans.

(8) The figures set forth in this quarterly report are unaudited but, in the opinion of the registrant, include all adjustments necessary for a fair presentation of the results of operations for the three-month and six-month periods ended July 2, 1995, and July 3, 1994. Honeywell's accounting policies are described in the notes to financial statements in its 1994 Annual Report on Form 10-K.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Net income was $68.9 million ($0.54 per share) and $123.6 million ($0.97 per share) for the second quarter and first six months of 1995 compared with $56.9 million ($0.44 per share) and $104.6 million ($0.80 per share) for the second quarter and first six months of 1994.

Worldwide sales increased 13 percent to $1,656 million for the second quarter and 11 percent to $3,134 million for the first six months of 1995. Operating profit increased 19 percent to $146.9 million for the second quarter and 17 percent to $271.3 million for the first six months of 1995. Orders increased 11 percent for the second quarter and 10 percent for the six months when compared with last year. The weakness of the U.S. dollar had a positive translation effect of approximately 3 percent on Honeywell's results for the first six months of 1995. Net interest expense increased for the second quarter and first six months of 1995 primarily because of higher interest rates on Honeywell's floating debt portfolio and higher debt levels. Earnings of companies owned 20 percent to 50 percent, which are accounted for using the equity method, increased for the second quarter and six months compared with 1994 which included the writedown of assets.

Home and Building Control sales and operating profit increased 18 percent and 24 percent, respectively, for the second quarter and 15 percent and 16 percent, respectively, for the first six months of 1995 primarily benefiting from improving international performance. Orders were up 12 percent for the second quarter and 13 percent for the first six months of 1995. Home Control sales and operating profit benefited from strong international performance for the second quarter and first six months of 1995. Home Control introduced The Perfect Climate Comfort Center-TM-, a low-cost automated, integrated home temperature and indoor air quality control system, in the second quarter. In addition, Home Control implemented cost-reduction initiatives including the transfer of an electric heat thermostat line from Canada to Mexico and headcount reductions in the protection services business.

Orders were up in the second quarter of 1995 as a result of strong international performance, especially in combustion controls and water controls in Europe. Building Control continued to see strong growth in the healthcare energy retrofit market in the United States and benefited from improved project margins on international business, as well as continued improvement on Installed Systems in the United States in the second quarter. Building Control experienced solid order activity in international markets, with particular strength in Asia. Honeywell continued to expand its global presence through acquisitions of building control service companies in Spain, Finland and Norway.

Industrial Control sales and operating profit increased 7 percent and 9 percent, respectively, for the second quarter and 11 percent and 14 percent, respectively, for the six months of 1995. Orders were up 19 percent for the second quarter and 15 percent for the first six months of 1995. Sensing and Control experienced strong international sales and earnings performance in the second quarter as a result of volume increases and lower costs in Europe. Solid state switch margins showed improvement in the United States. There was solid order growth in the commercial sensors market in Europe as well as increased activity in the U.S. avionics market. A new solenoid valve series was introduced that will help customers meet stringent environmental and safety regulations worldwide. Industrial Automation and Control had a modest sales increase for the second quarter, but operating profit declined reflecting the timing of TotalPlant-TM- project implementation and the current mix of lower margin services. Strong order activity was experienced, particularly in Asia and Europe. During the quarter, Honeywell introduced a major new release of software and enhanced hardware components for its TDC 3000X-Registered Trademark- industrial automation system that will significantly increase productivity, safety and regulatory compliance for the customer.

Space and Aviation Control sales and operating profit increased 11 percent and 38 percent, respectively, for the second quarter, and 6 percent and 23 percent, respectively, for the first six months of 1995. Orders were flat for the quarter and declined 2 percent for the six months. Adjusting orders for the large Space Station orders received in the first half of 1994, orders increased over 10 percent. Space and Aviation Control continues to broaden its product portfolio and global reach through strategic alliances allowing product development outsourcing and lower product cost. Sales and profits in Commercial Aviation Systems for the second quarter and first six months of 1995 showed a strong increase as a result of the delivery of collision avoidance systems ordered in the fourth quarter of 1994 to a variety of airlines and delivery of initial spare parts for the Boeing 777. Results should moderate back to normalized levels for the second half of 1995. Sales and profits in Military Avionics declined for the second quarter and first six months of 1995 as a result of the sales and margin mix. Sales increased but operating profit declined in Space Systems for the second quarter and first six months of 1995 as a result of the lower margin mix of programs.

Sales from other operations which do not correspond with Honeywell's primary business segments, including the activities of various units such as the Solid State Electronics and the Honeywell Technology research and development centers, increased for the second quarter and first six months of 1995.
These units had operating profits of $4.5 million and $4.1 million for the first six months of 1995 and 1994, respectively.

FINANCIAL CONDITION

Stockholders' equity increased to $1,989 million from $1,855 million at the end of 1994. The increase in stockholders' equity includes a $60 million addition to retained earnings resulting from current year earnings less dividends and a $86 million increase in the accumulated foreign currency translation balance, partially offset by $12 million in net treasury stock transactions.

Common shares outstanding decreased by 53,218 from the end of 1994 to 127.2 million. Shares repurchased during the first six months of 1995 totaled 1,519,500 at a cost of $59.5 million. Shares issued during the first six months of 1995 through stock option and stock bonus plans totaled 1,466,282.

Debt as a percentage of total capital at the end of the second quarter was
32.1 percent compared with 31.7 percent at the end of 1994. Total debt increased $76.5 million from 1994 year end. The increase was used to finance capital expenditures, $31.4 million of acquisitions and working capital.

Cash flow generated from operating activities, net of investing activities, for the first six months of 1995 was $13 million.

During 1994, 1993 and 1992 Honeywell established total reserves of $242.3 million for productivity initiatives to strengthen the company's competitiveness. Expenditures of $38.2 million in the first six months of 1995 included $30.7 million and $7.5 million related to work force reduction costs and facilities consolidation costs, respectively. Accrued costs remaining to be funded include $25.7 million related to work force reduction costs and $9.0 million related to facilities consolidation costs. Future cash flows from operating activities are expected to be sufficient to fund these accrued costs.

On July 2, 1995, Honeywell had $737 million of committed credit lines with twenty-one banks. There were no borrowings under these lines. In addition, certain foreign units had $384 million in credit lines available at the end of the second quarter. Honeywell believes its available cash, committed credit lines and access to the public debt markets through its $500 million medium-term note program provide adequate short-term and long-term liquidity.

During the second quarter, Honeywell issued $121 million of medium-term notes with maturities ranging from 3 to 7 years. Following this issuance, $222 million was outstanding under the $500 million medium-term note program.

Honeywell's credit ratings remained unchanged during the quarter. Ratings for long-term and short-term debt are, respectively, A/A-1 by Standard and Poor's Corporation, A/Duff1 by Duff and Phelps Corporation and A3/P-2 by Moody's Investors Service, Inc.

Honeywell utilizes various foreign currency exchange contracts and interest rate swaps to manage its exposure to exchange rate and interest rate fluctuations and its mix of fixed and floating interest rates. At July 2, 1995, the notional amount of outstanding foreign exchange contracts was approximately $1.229 billion. The amount of hedging gains and losses deferred was not material at July 2, 1995. The notional amount of outstanding interest rate swaps was $234 million at July 2, 1995.

                         PART II.    OTHER INFORMATION

ITEM 1.  Legal Proceedings

         As previously reported in Item 3. "Legal Proceedings" of Part I of Honeywell's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, Honeywell is a defendant in a lawsuit filed by Litton Systems Inc. alleging patent infringement relating to the process used by Honeywell to coat mirrors incorporated in its ring laser gyroscopes; attempted monopolization by Honeywell of certain alleged markets for products containing ring laser gyroscopes; and intentional interference by Honeywell with Litton's prospective advantage in European markets and with its contractual relationships with Ojai Research, Inc., a California corporation.

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

ITEM 4.  Submission of Matters to a Vote of Security Holders

         At the Annual Meeting of Shareholders of Honeywell Inc. in Minneapolis, Minnesota, on April 18, 1995, a proposal, to elect directors for the year commencing April 19, 1995, was submitted to a vote of shareholders. A majority of the shares represented by proxy or in person at the meeting were voted in favor of electing management's nominees for directors as follows:

                                                           For       Withheld
                                                          -----      ---------
         Albert J. Baciocco, Jr.                      107,681,380    1,292,121
         Elizabeth E. Bailey                          107,710,386    1,263,115
         Michael R. Bonsignore                        107,535,599    1,437,902
         Earnest Hubert Clark, Jr.                    107,705,482    1,268,019
         William H. Donaldson                         107,675,749    1,297,752
         R. Donald Fullerton                          107,733,512    1,239,989
         James J. Howard                              107,781,702    1,191,799
         Bruce E. Karatz                              107,775,976    1,197,525
         D. Larry Moore                               107,597,655    1,375,846
         A. Barry Rand                                107,745,836    1,227,665
         Steven G. Rothmeier                          107,668,666    1,304,835
         Michael W. Wright                            107,692,811    1,280,690

         A proposal to ratify the selection of Deloitte & Touche LLP as the auditors of the company was also submitted to a vote of shareholders. 105,461,497 shares voted in favor of the proposal, 2,350,364 shares voted against the proposal and 1,161,640 shares abstained from voting.

         A proposal to adopt the Honeywell Senior Management Performance Incentive Plan was also submitted to a vote of shareholders. 100,135,915 shares voted in favor of the proposal, 6,959,920 shares voted against the proposal and 1,877,666 shares abstained from voting.

ITEM 5.  Other Information

         On July 18, 1995 the company initiated a program to repurchase up to $250 million in shares of its Common Stock, in addition to the 2 million shares authorized for repurchase in 1995 under the company's current program. The company's Board of Directors authorized management to determine the price and timing of such share repurchases.

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

                                       HONEYWELL INC.


Date:    August 15, 1995               By: /s/ E. D. Grayson
                                           ---------------------
                                           E. D. Grayson
                                           Vice President and General Counsel


Date:    August 15, 1995               By: /s/ P.M. Palazzari
                                           ---------------------
                                           P. M. Palazzari
                                           Vice President and Controller
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