Form 10-Q
period 1995-10-01
HONEYWELL INC
filed 1995-11-15
CIK 48305

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.    20549

                                    FORM 10-Q

(MARK ONE)

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 1995

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

                         Yes __X__        No _____

As of October 1, 1995, the number of shares outstanding of the registrant's common stock, $1.50 par value, was 126,978,425.

                        PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements


                                INCOME STATEMENT
                         HONEYWELL INC. AND SUBSIDIARIES
                                   (UNAUDITED)
                                                                         Third Quarter Ended
                                                                 -----------------------------------
(DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)                   October 1, 1995     October 2, 1994
 ....................................................................................................
SALES                                                              $1,680.3             $1,507.6
                                                                   --------             --------
COSTS AND EXPENSES
     Cost of sales                                                  1,148.1              1,011.9
     Research and development                                          75.0                 86.2
     Selling, general and administrative                              312.5                287.1
     Interest - net                                                    16.8                 15.7
     Equity (income) loss                                               0.2                 (0.9)
                                                                   --------             --------
                                                                    1,552.6              1,400.0
                                                                   --------             --------

INCOME BEFORE INCOME TAXES                                            127.7                107.6

PROVISION FOR INCOME TAXES                                             43.5                 38.2
                                                                   --------             --------

NET INCOME                                                         $   84.2             $   69.4
                                                                   ========             ========

EARNINGS PER COMMON SHARE                                          $   0.66             $   0.54
                                                                   ========             ========

                                INCOME STATEMENT
                         HONEYWELL INC. AND SUBSIDIARIES
                                   (UNAUDITED)
                                                                         Nine Months Ended
                                                                 -----------------------------------
(DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)                   October 1, 1995     October 2, 1994
 ....................................................................................................
SALES                                                              $4,814.6             $4,319.3
                                                                   --------             --------
COSTS AND EXPENSES
     Cost of sales                                                  3,299.1              2,931.0
     Research and development                                         237.2                240.5
     Selling, general and administrative                              917.9                836.1
     Interest - net                                                    52.4                 43.6
     Equity income                                                     (6.9)                (1.7)
                                                                   --------             --------
                                                                    4,499.7              4,049.5

INCOME BEFORE INCOME TAXES                                            314.9                269.8

PROVISION FOR INCOME TAXES                                            107.1                 95.8
                                                                   --------             --------
NET INCOME                                                         $  207.8             $  174.0
                                                                   ========             ========

EARNINGS PER COMMON SHARE                                          $   1.63             $   1.34
                                                                   ========             ========

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING                     127,222,511          129,894,294

                             STATEMENT OF CASH FLOWS
                         HONEYWELL INC. AND SUBSIDIARIES
                                   (UNAUDITED)
                                                                         Nine Months Ended
                                                                 -----------------------------------
(DOLLARS IN MILLIONS)                                            October 1, 1995     October 2, 1994
 ....................................................................................................
Cash Flows from Operating Activities
     Net income                                                      $207.8               $174.0
     Adjustments to reconcile net income to net cash flows
      from operating activities:
     Depreciation                                                     178.1                174.4
     Amortization of intangibles                                       42.7                 38.4
     Deferred income taxes                                             17.7                  9.4
     Equity income, net of dividends received                          (5.6)                (0.6)
     Loss on sale of assets                                             3.6                  2.0
     Contributions to employee stock plans                             21.2                 20.2
     Increase in receivables                                          (30.8)               (54.0)
     Increase in inventories                                          (44.2)               (29.6)
     Decrease in accounts payable                                     (49.1)               (63.3)
     Increase (decrease) in accrued income taxes and interest         (16.9)                14.6
     Other changes in working capital, excluding short-term
         investments and short-term debt                              (29.4)               (42.7)
     Other noncurrent items - net                                      (7.7)                (2.5)
                                                                     ------               ------
     Net cash flows from operating activities                         287.4                240.3
                                                                     ------               ------
Cash Flows from Investing Activities
     Proceeds from sale of assets                                      12.3                  7.9
     Capital expenditures                                            (173.5)              (185.7)
     Investment in acquisitions                                       (41.5)               (64.7)
     (Increase) decrease in short-term investments                     (1.4)                 7.0
     Other - net                                                       (0.9)                15.4
                                                                     ------               ------
     Net cash flows from investing activities                        (205.0)              (220.1)
                                                                     ------               ------
Cash Flows from Financing Activities
     Net increase (decrease) in short-term debt                       (11.5)                43.9
     Proceeds from issuance of long-term debt                         147.7                107.3
     Repayment of long-term debt                                     (130.8)                (0.2)
     Purchase of treasury stock                                      (104.2)               (98.9)
     Proceeds from exercise of stock options                           54.0                  5.4
     Dividends paid                                                   (95.4)               (93.3)
                                                                     ------               ------
     Net cash flows from financing activities                        (140.2)               (35.8)
                                                                     ------               ------
Effect of Exchange Rate Changes on Cash                                 9.9                 10.7
                                                                     ------               ------
Decrease in Cash and Cash Equivalents                                 (47.9)                (4.9)

Cash and Cash Equivalents at Beginning of Year                        267.4                242.3
                                                                     ------               ------
Cash and Cash Equivalents at End of Nine Months                      $219.5               $237.4
                                                                     ======               ======

                         STATEMENT OF FINANCIAL POSITION
                         HONEYWELL INC. AND SUBSIDIARIES
                                   (UNAUDITED)
(DOLLARS IN MILLIONS)                                            October 1, 1995     December 31, 1994
 ......................................................................................................
Assets
Current Assets
     Cash and cash equivalents                                     $  219.5             $  267.4
     Short-term investments                                             9.2                  7.4
     Receivables (less allowance for doubtful accounts:
         1995, $31.0; 1994, $31.1)                                  1,472.2              1,406.9
     Inventories (less progress billing on uncompleted
      contracts: 1995, $53.6; 1994, $32.5)                            812.5                760.2
     Deferred income taxes                                            193.1                207.5
                                                                   --------             --------
                                                                    2,706.5              2,649.4
Investments and Advances                                              279.2                242.8
Property, Plant and Equipment
     Property, plant and equipment                                  2,893.7              2,716.8
     Less accumulated depreciation                                  1,792.7              1,617.3
                                                                   --------             --------
                                                                    1,101.0              1,099.5
Other Assets
     Long-term receivables (less allowance for doubtful
         accounts: 1995, $0.7; 1994, $0.7)                             48.1                 40.1
     Intangible assets                                                567.8                566.2
     Deferred income taxes                                            101.6                 98.5
     Other                                                            209.9                189.4
                                                                   --------             --------
Total Assets                                                       $5,014.1             $4,885.9
                                                                   ========             ========
Liabilities and Stockholders' Equity
Current Liabilities
     Short-term debt                                               $  320.0             $  360.6
     Accounts payable                                                 391.0                429.6
     Customer advances                                                 95.0                 72.6
     Accrued income taxes                                             295.5                309.6
     Deferred income taxes                                              6.2
     Other accrued liabilities                                        859.7                899.4
                                                                   --------             --------
                                                                    1,967.4              2,071.8
Long-Term Debt                                                        564.6                501.5
Deferred Income Taxes                                                  41.4                 39.8
Other Liabilities                                                     424.1                418.1
Stockholders' Equity
     Common stock - $1.50 par value
     Authorized - 250,000,000 shares
     Issued -  1995 - 188,166,334 shares                              282.3
               1994 - 188,286,000 shares                                                   282.4
     Additional paid-in capital                                       470.7                446.9
     Retained earnings                                              2,712.9              2,600.4
     Treasury stock -  1995 - 61,187,909 shares                    (1,630.8)
                       1994 - 61,030,565 shares                                         (1,576.5)
     Accumulated foreign currency translation                         187.4                107.4
     Pension liability adjustment                                      (5.9)                (5.9)
                                                                   --------             --------
                                                                    2,016.6              1,854.7
                                                                   --------             --------
Total Liabilities and Stockholders' Equity                         $5,014.1             $4,885.9
                                                                  ========              ========

                          NOTES TO FINANCIAL STATEMENTS
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


(1) The financial information and statements of companies owned 20 percent to 50 percent accounted for using the equity method are omitted pursuant to Rule 10-01 of Regulation S-X.

(2) Interest consists of the following:

                             Third Quarter Ended                      Nine Months Ended
                             -------------------                      -----------------
                       October 1, 1995  October 2, 1994        October 1, 1995  October 2, 1994
                       ---------------  ---------------        ---------------  ---------------
     Interest expense       $20.2            $19.7                   $63.4           $55.3
     Interest income         (3.4)            (4.0)                  (11.0)          (11.7)
                            -----            -----                   -----          -----
     Total                  $16.8            $15.7                   $52.4           $43.6
                            =====            =====                   =====          =====

    Interest paid amounted to $17.8 and $61.5 for the third quarter and nine months of 1995 and $16.8 and $50.3 for the third quarter and nine months of 1994, respectively.

(3) Income tax provisions for interim periods are based on estimated effective annual income tax rates. Income tax expense varies from the normal U.S. statutory tax rate primarily because of state taxes and variations in the tax rates on foreign source income. While a portion of the annual tax provisions will be deferred income taxes, it is not practicable to determine the amount or composition of deferred income taxes for interim periods. Income taxes paid, net of refunds received, amounted to $21.4 and $93.6 for the third quarter and nine months of 1995 and $(6.7) and $69.2 for the third quarter and nine months of 1994, respectively.

(4) Dividends per share of common stock were $0.25 and $0.75 for the third quarter and nine months of 1995 and $0.24 and $0.72 for the third quarter and nine months of 1994, respectively.

(5) Inventories consist of the following:

                                                 October 1,      December 31,
                                                      1995              1994
                                                 ---------       -----------
     Finished goods                                 $358.2            $297.4
     Inventories related to long-term contracts       92.1              89.1
     Work in process                                 160.0             156.9
     Raw materials and supplies                      202.2             216.8
                                                    ------            ------
     Total                                          $812.5            $760.2
                                                    ======            ======

(6) Litton Litigation.

    On March 13, 1990, Litton Systems Inc. filed suit against Honeywell Inc. in U.S. District Court, Central District of California, alleging Honeywell patent infringement relating to the process used by Honeywell to coat mirrors incorporated in its ring laser gyroscopes; attempted monopolization and predatory pricing by Honeywell of certain alleged markets for products containing ring laser gyroscopes; and intentional interference by Honeywell with Litton's prospective advantage in European markets and with its contractual relationships with Ojai Research, Inc., a California corporation. Honeywell generally denied Litton's allegations, contested both the validity and infringement of the patent, and alleged that the patent had been obtained by Litton's inequitable conduct before the United States Patent and Trademark Office. Honeywell also filed counterclaims against Litton alleging, among other things, that Litton's business and litigation conduct violated federal and state laws, causing Honeywell considerable damage and expense.

    On January 9, 1995, Judge Mariana Pfaelzer of the U.S. District Court set aside an August, 1993 jury verdict and damage award of $1.2 billion against Honeywell in the patent and interference with contract case. She ruled, among other things, that the Litton patent was unenforceable because it was obtained by inequitable conduct and invalid because it was an invention that would have been obvious from combining existing processes. She further ruled that if her judgment were ever subsequently vacated or reversed on appeal, Honeywell would be granted a new trial on the issue of damages because the jury's award in 1993 was inconsistent with the clear weight of the evidence and permitting it to stand would constitute a miscarriage of justice. Litton has appealed to the Court of Appeals for the Federal Circuit, Washington, D.C. Briefs for the appeal have been submitted by the parties and oral arguments are scheduled for December 8, 1995. In the companion anti-trust case, Honeywell filed a motion for summary judgment to dismiss all of Litton's claims. The motion was denied and the trial for those claims is scheduled to commence November 20, 1995, before Judge Pfaelzer and a different jury. Honeywell believes that the patent judgment against Litton will be upheld on appeal, and that Litton's antitrust claims are without merit. As a result, no provision has been made in the financial statements with respect to this contingent liability.

(7) As of October 1, 1995, Honeywell had reserved 11,782,811 shares of common stock for the issuance of shares in connection with stock option and stock bonus plans.

(8) The figures set forth in this quarterly report are unaudited but, in the opinion of the registrant, include all adjustments necessary for a fair presentation of the results of operations for the three-month and nine-month periods ended October 1, 1995, and October 2, 1994. Honeywell's accounting policies are described in the notes to financial statements in its 1994 Annual Report on Form 10-K.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Net income was $84.2 million ($0.66 per share) and $207.8 million ($1.63 per share) for the third quarter and nine months of 1995 compared with $69.4 million ($0.54 per share) and $174.0 million ($1.34 per share) for the third quarter and nine months of 1994.

Worldwide sales increased 11 percent to $1,680 million for the third quarter and 11 percent to $4,815 million for the nine months of 1995. Operating profit increased 16 percent to $167.8 million for the third quarter and 16 percent to $439.1 million for the nine months of 1995. Orders increased 15 percent for the third quarter and 12 percent for the nine months when compared with last year. The weakness of the U.S. dollar had a positive translation benefit of approximately three percent on Honeywell's results for the first six months of 1995. This benefit dropped slightly in the third quarter of 1995 to approximately two percent. Net interest expense increased for the third quarter and nine months of 1995 primarily because of higher interest rates on Honeywell's floating debt portfolio and higher debt levels. Earnings of companies owned 20 percent to 50 percent, which are accounted for using the equity method, increased for the nine months compared with 1994 which included the writedown of assets.

Home and Building Control sales and operating profit increased 13 percent and 27 percent, respectively, for the third quarter and 15 percent and 21 percent, respectively, for the nine months of 1995 continuing to benefit from improving international performance. Orders were up 10 percent for the third quarter and 12 percent for the nine months of 1995. Home Control sales and operating profit benefited from strong international performance for the third quarter and nine months of 1995. Home Control continued to penetrate the original equipment manufacturer market worldwide in the third quarter; it also broadened its product offerings in gas valves, heat pumps and thermostats in key markets. In the United States, Home Control received a commitment from Ducane, a South Carolina-based furnace manufacturer, to use Honeywell's SmartValve-Registered

Trademark- system and electronic fan timer in its new gas furnace. Home Control orders were up in the third quarter of 1995 as a result of strong international performance, primarily in Europe. Building Control experienced double-digit sales growth fueled by continued strength overall in Europe and by its comprehensive energy retrofit business in the United States in the third quarter. Building Control third quarter profit improvements were driven by improved project margins on international business, as well as continued improvement on Installed Systems in the United States and continued reduction of overhead costs. Building Control experienced solid third quarter order activity, again driven by strong international results. Building Control's efforts to globalize performance contracting began to pay off with orders in Asia and Europe. In addition, there was continued benefit in the third quarter from a strong acceptance worldwide of Honeywell's Excel Security Manager, an access control system for buildings.

Industrial Control sales increased 9 percent and operating profit declined 6 percent for the third quarter of 1995. Sales and operating profit increased 11 percent and 7 percent, respectively, for the nine months of 1995. Orders were up 13 percent for the third quarter and 15 percent for the nine months of 1995. The decline in third quarter Industrial Control operating profit reflects the decline in third quarter Industrial Automation and Control operating profit resulting from the timing of TotalPlant-TM- project implementation and the current mix of lower margin services, as well as the reduction in North American headcount. Industrial Automation and Control sales were up moderately for the third quarter and orders were strong paced by strength in both domestic and international markets. Strong inroads were made in Asia during the quarter as Honeywell announced a strategic alliance with Sinopec, the world's third-largest petroleum refiner, representing the first major application of TotalPlant-TM-advanced services in international markets. Sensing and Control sales and operating profit for the quarter increased as a result of improvement in the solid state and electrical switch margins in the U.S. and increased international sales and profits driven by volume and lower product costs in Europe. Sensing and Control orders were up modestly for the quarter driven by commercial sensors in Europe and the infotech market in the United States.

Space and Aviation Control sales and operating profit increased 11 percent and 28 percent, respectively, for the third quarter and 8 percent and 25 percent, respectively, for the nine months of 1995. Orders increased 25 percent for the third quarter of 1995, led by order increases in the commercial and military businesses. Orders increased 6 percent for the nine months of 1995. Sales and profits in Commercial Aviation Systems for the third quarter and nine months of 1995 showed a strong increase . Sales and profits for the quarter were driven by increased business jet activity. Sales and profits in Military Avionics continued to decline in the third quarter of 1995 as a result of the sales and margin mix. In the third quarter the business announced contracts to supply color, flat panel cockpit displays and display generators for Lockheed Martin's European F-16 mid-life update and Taiwan F-16 programs. The business was also awarded a five-year contract to supply Embedded Global Positioning System/Inertial Navigation Systems (EGI) for the U.S. Air Force, Navy and Army to upgrade aircraft with state-of-the-art guidance and navigation equipment. Sales and operating profit increased in Space Systems for the third quarter and nine months of 1995 due to the favorable margin mix of programs for which sales were recognized during the third quarter.

Sales from other operations which do not correspond with Honeywell's primary business segments, including the activities of various units such as the Solid State Electronics and the Honeywell Technology and research and development centers, increased for the third quarter and nine months of 1995. These units had operating profits of $5.9 million and $5.0 million for the nine months of 1995 and 1994, respectively.

FINANCIAL CONDITION

Stockholders' equity increased to $2,017 million from $1,855 million at the end of 1994. The increase in stockholders' equity includes a $112 million addition to retained earnings resulting from current year earnings less dividends and a $80 million increase in the accumulated foreign currency translation balance, partially offset by $30 million in net treasury stock transactions.

Common shares outstanding decreased by 277,010 from the end of 1994 to
127.0 million. Shares repurchased during the first nine months of 1995 totaled 2,520,000 at a cost of $103.3 million. Shares issued during the first nine months of 1995 through stock option and stock bonus plans totaled 2,242,990 and yielded $54.0 million in proceeds.

Debt as a percentage of total capital at the end of the third quarter was
30.5 percent compared with 31.7 percent at the end of 1994. Total debt increased $22.5 million from 1994 year end. The increase was used to partially finance capital expenditures, $41.5 million of acquisitions and working capital.

Cash flow generated from operating activities, net of investing activities, for the first nine months of 1995 was $82.4 million.

During 1994, 1993 and 1992 Honeywell established total reserves of $242.3 million for productivity initiatives to strengthen the company's competitiveness. Expenditures of $47.5 million in the first nine months of 1995 included $37.3 million and $10.2 million related to work force reduction costs and facilities consolidation costs, respectively. Accrued costs remaining to be funded include $17.0 million related to work force reduction costs and $6.0 million related to facilities consolidation costs. Future cash flows from operating activities are expected to be sufficient to fund these accrued costs.

On October 1, 1995, Honeywell had $725 million of committed credit lines with twenty-one banks. There were no borrowings under these lines. In addition, certain foreign units had $363 million in credit lines available at the end of the third quarter. Honeywell believes its available cash, committed credit lines and access to the public debt markets through its $500 million medium-term note (MTN) program provide adequate short-term and long-term liquidity.

During the nine months of 1995, Honeywell issued $121 million of medium-term notes with maturities ranging from 3 to 7 years. Following the MTN issuances, $222 million was outstanding under the $500 million medium-term note program. During the month of August Honeywell retired $120 million of 8% Dual-Currency Yen/U.S. Dollar notes.

Honeywell's credit ratings remained unchanged during the quarter. Ratings for long-term and short-term debt are, respectively, A/A-1 by Standard and Poor's Corporation, A/Duff1 by Duff and Phelps Corporation and A3/P-2 by Moody's Investors Service, Inc.

Honeywell utilizes various foreign currency exchange contracts and interest rate swaps to manage its exposure to exchange rate and interest rate fluctuations and its mix of fixed and floating interest rates. At October 1, 1995, the notional amount of outstanding foreign exchange contracts was approximately $1.278 billion. The amount of hedging gains and losses deferred was not material at October 1, 1995. The notional amount of outstanding interest rate swaps was $226 million at October 1, 1995.

                          PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

          As previously reported in Item 3. "Legal Proceedings" of Part I of Honeywell's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, Honeywell is a defendant in a lawsuit filed by Litton Systems Inc. alleging patent infringement relating to the process used by Honeywell to coat mirrors incorporated in its ring laser gyroscopes; attempted monopolization and predatory pricing by Honeywell of certain alleged markets for products containing ring laser gyroscopes; and intentional interference by Honeywell with Litton's prospective advantage in European markets and with its contractual relationships with Ojai
     Research, Inc., a California corporation.

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



                                   HONEYWELL INC.



Date:    November 15, 1995         By:   /s/ E. D. Grayson
                                     ________________________________
                                     E. D. Grayson
                                     Vice President and General Counsel



Date:    November 15, 1995         By:    /s/ P. M. Palazzari
                                     ________________________________
                                     P. M. Palazzari
                                     Vice President and Controller
                                     (Chief Accounting Officer)

                                INDEX TO EXHIBITS



Exhibit No.                                                    Page No.
__________                                                     _______

11        Computation of Earnings Per Share                        i

12        Computation of Ratio of Earnings to Fixed Charges       ii

27        Financial Data Schedule                                iii