Form 10-K
period 1995-12-31
HONEYWELL INC
filed 1996-03-25
CIK 48305

1995
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
   [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [ FEE REQUIRED ]

                  For the fiscal year ended December 31, 1995

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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    Based on the closing sales price of $51.875 on March 1, 1996, the aggregate market value of the voting stock held by nonaffiliates of the registrant was $6,569,271,238.

    As of March 1, 1996, the number of shares outstanding of the registrant's common stock, par value $1.50 per share, was 127,223,965 shares.

                  DOCUMENTS INCORPORATED IN PART BY REFERENCE

Incorporated Documents                                    Location in Form 10-K
--------------------------------------------------------  ---------------------
Honeywell Notice of 1996 Annual Meeting and Proxy               Part III
Statement

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

    Honeywell also produces building management systems for commercial buildings, burner and boiler controls, lighting controls, thermostatic radiator valves, pressure regulators for water systems, thermostats, actuators, humidistats, relays, contactors, transformers, air-quality products, and gas valves and ignition controls for homes and commercial buildings. Sales of these products are made directly to original equipment manufacturers, including manufacturers of heating and air conditioning equipment; through wholesalers, distributors, dealers, contractors, hardware stores and home-care centers; and also through the company's nationwide sales and service organization.

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

    Honeywell's Industrial Control segment supplies process control systems and associated application software and services to customers in the process industries such as refining, petrochemical, bulk and fine chemical, pulp and paper, electric utility, food and consumer goods, pharmaceutical, metals and transportation markets, as well as other industries. Honeywell also designs and manufactures process instruments, process controllers, recorders, programmers, programmable controllers, transmitters and other field instruments that may be sold as stand-alone products or integrated into systems. These products are generally used in indicating, recording and automatically controlling process variables.

    Under the MICRO SWITCH trademark, Honeywell manufactures solid-state sensors (including position, pressure, airflow, temperature and current sensors), sensor interface devices, manual controls, explosion-proof switches and precision snap-acting switches, as well as proximity, photoelectric and mercury switches and lighted/unlighted pushbuttons. These products are used in industrial, commercial and business equipment, and in consumer, medical, automotive, aerospace and computer applications.

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

    Honeywell products and services have been involved in every major U.S. space mission since the mid-1960s. Products include guidance systems for launch and re-entry vehicles, flight and engine control systems for manned spacecraft, and precision components for strategic missiles and on-board data processing. Other products include spacecraft attitude and positioning systems, and precision pointing and isolation systems.

    Space   and  Aviation  Control  products  are  sold  through  an  integrated international marketing organization, with customer service centers providing international service for commercial and business aviation users.

OTHER PRODUCTS

    Products and services not included in the foregoing segment information are described below.

    The Honeywell Technology Center provides systems analysis and applied research and development on systems and products, including, application software, sensors and advanced electronics.

    Solid State  Electronics  Center,  a semiconductor  facility  in  Minnesota,
designs   and  manufactures  integrated  circuits  and  sensors  for  Honeywell, government customers and selected external customers.

    Honeywell, through its operations in Germany, develops, markets and sells to European countries, among other things, military avionics and electro-optic devices for flight control and nautical systems, including sonar transducers and echo sounders.

                              GENERAL INFORMATION

RAW MATERIALS

    Honeywell experienced no significant or unusual problems in the purchase of raw materials and commodities in 1995. Although it is impossible to predict what effects shortages or price increases may have in the future, at present management has no reason to believe a shortage of raw materials will cause any material adverse impact during 1996.

PATENTS, TRADEMARKS, LICENSES AND DISTRIBUTION RIGHTS

    Honeywell owns, or is licensed under, a large number of patents, patent applications and trademarks acquired over a period of many years, which relate to many of its products or improvements thereon and are of importance to its business. From time to time, new patents and trademarks are obtained, and patent and trademark licenses and rights are acquired from others. In addition, Honeywell has distribution rights of varying terms in a number of products and services produced by other companies. In the judgment of management, such rights are adequate for the conduct of the business being done by Honeywell. See Item 3 at page 7 for information concerning litigation relating to patents in which Honeywell is involved.

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

BACKLOG

    The total dollar amount of backlog of Honeywell's orders believed to be firm was approximately $3,676 million at December 31, 1995, and $3,340 million at December 31, 1994. All but approximately $706 million of the 1995 backlog is expected to be delivered within the current fiscal year. Backlog is not a reliable indicator of Honeywell's future revenues because a substantial portion of backlog represents the value of orders can be canceled at the customer's option.

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

RESEARCH AND DEVELOPMENT

    During 1995 Honeywell spent approximately $659.8 million on research and development activities, including $336.6 million in customer-funded research, relating to the development of new products or services, or the improvement of existing products or services. Honeywell spent $659.5 million in 1994 and $742.2 million in 1993 on research and development activities, including $340.5 million and $404.8 million, respectively, in customer-funded research.

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

EMPLOYEES

    Honeywell employed approximately 50,100 persons in total operations as of December 31, 1995.

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

    Financial information related to geographic areas is included in Note 19 to the financial statements in Part II, Item 8 at page 37.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

                                                                                            POSITION        AGE AT
          NAME                                        OFFICE                               HELD SINCE       3/1/96
-------------------------  -------------------------------------------------------------  -------------  -------------
M. R. Bonsignore (1)       Chairman of the Board and Chief Executive Officer                     1993             54
D. L. Moore (2)            President and Chief Operating Officer                                 1993             59
J. R. Dewane (3)           President, Space & Aviation Control                                   1993             61
E. D. Grayson (4)          Vice President and General Counsel                                    1992             57
W. M. Hjerpe (5)           Vice President and Chief Financial Officer                            1994             44
B. M. McGourty (6)         President, Home and Building Control                                  1994             58
P. M. Palazzari (7)        Vice President and Controller                                         1994             48
M. I. Tambakeras (8)       President, Industrial Automation and Control                          1995             45
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

(6) Mr. McGourty was elected to this position on April 19, 1994, effective April 1, 1994. From December 1991 to April 1994, he was Vice President, Field Operations for Home and Building Control. From January 1990 to December 1991, he was Chairman, President and Chief Executive Officer of Honeywell Limited, Canada.

(7) Mr. Palazzari was elected to this position on October 16, 1994. From May 1993 to October 1994, he was Vice President, Finance for Home and Building Control. From March 1992 to April 1993, he was Vice President and Assistant Controller of Operations for the company. From January 1990 to February
    1992, he was Vice President for Financial Planning and Reporting for the company.

(8) Mr. Tambakeras was elected to this position on February 21, 1995, effective March 1, 1995. From January 1992 to February 1995, he was President of Honeywell Asia Pacific. From February 1988 to December 1991, he was Vice President of Business Operations for Industrial Automation Control.

ITEM 2.  PROPERTIES

    Honeywell and its subsidiaries operate facilities worldwide comprising approximately 20,050,300 square feet of space for use as manufacturing, office and warehouse space, of which approximately 12,528,000 square feet is owned and approximately 7,522,300 square feet is leased. In the judgment of management, the facilities used by Honeywell are adequate and suitable for the purposes they serve.

    Facilities allocated for corporate use in the United States, including sales offices, comprise approximately 3,380,300 square feet of space, of which approximately 1,674,400 square feet is owned and approximately 1,705,900 square feet is leased. These figures include Honeywell's principal executive offices in Minneapolis, Minnesota which comprise approximately 957,400 square feet, all of which is owned.

    A summary of properties held by each segment of Honeywell is set forth below, showing major plants, their location, size and type of holding. The descriptions include approximately 533,400 square feet of space owned or leased by Honeywell's operations in the United States that has been leased or subleased to third parties. In addition, approximately 4,138,100 square feet of previously leased space in the United States is under assignment to third parties (including 2,417,000 square feet, 441,100 square feet and 102,600 square feet which is assigned to Alliant Techsystems Inc., Federal Systems Inc. and Bull HN Information Systems, Inc., respectively, all of which were formerly affiliates of the company).

HOME AND BUILDING CONTROL

    Home and Building Control occupies approximately 2,619,300 square feet of space for operations in the United States, of which approximately 1,887,900 square feet is owned and approximately 731,400 square feet is leased.

    Outside the United States, Home and Building Control operations occupy approximately 4,450,800 square feet, of which approximately 1,665,800 square feet is owned and approximately 2,785,000 square feet is leased. Principal facilities operated outside the United States are located in Canada, Germany, The Netherlands, the United Kingdom and Australia.

    Facilities in the United States comprising 300,000 square feet or more are listed below.

                               MAJOR USE OF      APPROXIMATE   OWNED OR
         LOCATION                FACILITY        SQUARE FEET    LEASED
--------------------------  -------------------  ------------  ---------
Arlington Heights, Ill.     Manufacturing            494,600   Owned
Golden Valley, Minn.        Manufacturing          1,185,300   Owned

INDUSTRIAL CONTROL

    Industrial Control occupies approximately 2,905,000 square feet of space for operations in the United States, of which approximately 2,233,200 square feet is owned and approximately 671,800 square feet is leased.

    Outside the United States, Industrial Control operations occupy approximately 2,277,700 square feet, of which approximately 846,900 square feet is owned and approximately 1,430,800 square feet is leased. Principal facilities operated outside the United States are located in the United Kingdom, Australia, Canada, Switzerland, France, Germany, Belgium and The Netherlands.

    Facilities in the United States comprising 300,000 square feet or more are listed below.

                               MAJOR USE OF      APPROXIMATE   OWNED OR
         LOCATION                FACILITY        SQUARE FEET    LEASED
--------------------------  -------------------  ------------  ---------
Freeport, Ill.              Manufacturing            316,000   Owned
Phoenix, Az.                Manufacturing            550,000   Owned

SPACE AND AVIATION CONTROL

    Space and Aviation Control occupies approximately 5,130,400 square feet of space for operations in the United States, of which approximately 3,819,100 square feet is owned and approximately 1,311,300 square feet is leased.

    Outside the United States, Space and Aviation Control operations occupy approximately 537,800 square feet, of which approximately 309,300 square feet is owned and approximately 228,500 square feet is leased. Principal facilities operated outside the United States are located in Canada, the United Kingdom and Singapore.

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

    On January 9, 1995, Judge Mariana Pfaelzer of the U.S. District Court set aside an August 1993 jury verdict and damage award of $1.2 billion against Honeywell in the patent and interference with contract case. She ruled, among other things, that the Litton patent was unenforceable because it was obtained by inequitable conduct and invalid because it was an invention that would have been obvious from combining existing processes. She further ruled that if her judgment were ever subsequently vacated or reversed on appeal, Honeywell would be granted a new trial on the issue of damages because the jury's 1993 award was inconsistent with the clear weight of the evidence and permitting it to stand would constitute a miscarriage of justice. Litton has appealed to the Court of Appeals for the Federal Circuit, Washington, D.C. Briefs for the appeal have been submitted by the parties and oral arguments were presented December 8, 1995. Honeywell believes that Judge Pfaelzer's rulings will be upheld on appeal. As a result, no provision has been made in the financial statements with respect to this contingent liability.

    The trial for the antitrust case began on November 20, 1995, before Judge Pfaelzer and a different jury. Prior to the jury's deliberations in the antitrust trial, the court dismissed, for failure of proof, Litton's contentions that Honeywell engaged in below-cost predatory pricing, illegal tying, bundling and illegally acquiring Sperry Avionics in 1986. The case was submitted to the jury on two claims, monopolization and attempt to monopolize, both based on Litton's allegations that Honeywell entered into certain exclusive dealings and penalty arrangements with aircraft manufacturers and airlines to exclude Litton from the commercial aircraft market. On February 29, 1996, the jury returned a $234 million verdict against Honeywell for the monopolization claim. On March 1, 1996, the jury indicated that it was unable to reach a verdict on damages for the attempted monopolization claim, and a mistrial was declared on that claim.

    Honeywell continues to maintain that it competed vigorously and lawfully in the inertial navigation business and will continue to defend itself against Litton's allegations. Honeywell believes that the jury's partial verdict should be overturned because Litton (i) failed to prove essential elements of liability and (ii) failed to submit competent evidence to support its claim for damages by offering only a speculative, all-or-nothing $298.5 million damage study. Honeywell will file post-verdict motions with the trial court asking that judgment be granted in favor of Honeywell as a matter of law or, in the alternative, for a new trial, and will argue important procedural and other matters which could dispose of this case. If the $234 million jury verdict withstands post-verdict motions, in whole or in part, any dollar judgment will be trebled under federal antitrust laws and will be appealed by Honeywell. The case will conclude only when the trial and appellate courts resolve all of the legal issues that could reduce or eliminate the jury verdict. As a result, no provision has been made in the financial statements with respect to this contingent liability.

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

    No matters were submitted to a vote of security holders during the fourth quarter of 1995.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The principal U.S. market for Honeywell's common stock is the New York Stock Exchange. The high and low sales prices for the stock as reported by the consolidated transaction reporting system, of the two most recent fiscal years is set forth in Note 23 to the financial statements in Part II, Item 8 at page 44.

    Information regarding the frequency and amount of dividends paid by Honeywell on its common stock during the two most recent years is set forth in
Note 23 to the financial statements in Part II, Item 8 at page 44. Further information regarding the company's payment of dividends is set forth in Part II, Item 7 at page 17.

    Information  regarding Honeywell's  share repurchase  plans is  set forth in
Part II, Item 7 at page 17.

    Stockholders of record on March 1, 1996 totaled 32,392, excluding individual participants in security position listings.

ITEM 6.  SELECTED FINANCIAL DATA

                          HONEYWELL INC. AND SUBSIDIARIES
           (DOLLARS AND SHARES IN MILLIONS EXCEPT PER SHARE AMOUNTS)

                                                                1995        1994        1993        1992        1991        1990
                                                              --------    --------    --------    --------    --------    --------
Results of Operations
  Sales...................................................    $6,731.3    $6,057.0    $5,963.0    $6,222.6    $6,192.9    $6,309.1
                                                              --------    --------    --------    --------    --------    --------
  Cost of sales...........................................     4,584.2     4,082.1     4,019.6     4,195.3     4,185.1     4,308.7
  Research and development................................       323.2       319.0       337.4       312.6       300.7       279.6
  Selling, general and administrative.....................     1,263.1     1,173.8     1,075.7     1,196.8     1,150.9     1,170.0
  Litigation settlements (1)..............................                               (32.6)     (287.9)
  Special charges.........................................                    62.7        51.2       128.4
  Interest -- net.........................................        68.9        60.2        51.0        58.5        61.4        67.6
  Gain on sale of assets..................................                                                                   (21.7)
  Equity income...........................................       (13.6)      (10.5)      (17.8)      (15.8)      (14.6)      (11.5)
                                                              --------    --------    --------    --------    --------    --------
                                                               6,225.8     5,687.3     5,484.5     5,587.9     5,683.5     5,792.7
                                                              --------    --------    --------    --------    --------    --------
  Income from continuing operations before income taxes...       505.5       369.7       478.5       634.7       509.4       516.4
  Provision for income taxes..............................       171.9        90.8       156.3       234.8       178.3       144.6
                                                              --------    --------    --------    --------    --------    --------
  Income from continuing operations.......................       333.6       278.9       322.2       399.9       331.1       371.8
  Income from discontinued operations.....................                                                                    10.1
  Extraordinary item (2)..................................                                            (8.6)
  Cumulative effect of accounting changes (3).............                                          (144.5)
                                                              --------    --------    --------    --------    --------    --------
  Net income..............................................    $  333.6    $  278.9    $  322.2    $  246.8    $  331.1    $  381.9
                                                              --------    --------    --------    --------    --------    --------
                                                              --------    --------    --------    --------    --------    --------
Earnings Per Common Share
  Continuing operations...................................    $   2.62    $   2.15    $   2.40    $   2.88    $   2.35    $   2.45
  Discontinued operations.................................                                                                    0.07
  Extraordinary item (2)..................................                                           (0.06)
  Cumulative effect of accounting changes (3).............                                           (1.04)
                                                              --------    --------    --------    --------    --------    --------
  Net income..............................................    $   2.62    $   2.15    $   2.40    $   1.78    $   2.35    $   2.52
                                                              --------    --------    --------    --------    --------    --------
                                                              --------    --------    --------    --------    --------    --------
Cash Dividends Per Common Share...........................    $   1.01    $   0.97    $   0.91    $   0.84    $   0.77    $   0.70

Financial Position
  Current assets..........................................    $2,766.9    $2,649.4    $2,550.2    $2,707.8    $2,698.9    $2,582.2
  Current liabilities.....................................     2,022.5     2,071.8     1,856.1     1,969.2     2,095.0     2,175.1
                                                              --------    --------    --------    --------    --------    --------
  Working capital.........................................    $  744.4    $  577.6    $  694.1    $  738.6    $  603.9    $  407.1
                                                              --------    --------    --------    --------    --------    --------
                                                              --------    --------    --------    --------    --------    --------
  Short-term debt.........................................    $  312.4    $  360.6    $  187.9    $  188.4    $  168.4    $  109.0
  Long-term debt..........................................       481.0       501.5       504.0       512.1       639.8       616.3
                                                              --------    --------    --------    --------    --------    --------
  Total debt..............................................       793.4       862.1       691.9       700.5       808.2       725.3
  Stockholders' equity....................................     2,040.1     1,854.7     1,773.0     1,790.4     1,850.8     1,696.9
                                                              --------    --------    --------    --------    --------    --------
  Capitalization..........................................    $2,833.5    $2,716.8    $2,464.9    $2,490.9    $2,659.0    $2,422.2
                                                              --------    --------    --------    --------    --------    --------
                                                              --------    --------    --------    --------    --------    --------

--------------------------
(1) Litigation settlements in 1992 are one-time settlements, after associated expenses, reached with various camera manufacturers for their use of Honeywell's patented automatic focus camera technology and amounted to $171.4 ($1.24 per share) after income taxes.

(2) Extraordinary item resulting from the loss on early redemption of debt.

(3) The cumulative effect of accounting changes is the result of adopting Statement of Financial Accounting Standards (SFAS) No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," which reduced net income by $151.3 ($1.09 per share); SFAS No. 109, "Accounting for Income Taxes," which increased net income by $31.4 ($0.23 per share); and SFAS No. 112, "Employers' Accounting for Postemployment Benefits," which reduced net income by $24.6 ($0.18 per share).

                        HONEYWELL INC. AND SUBSIDIARIES
           (DOLLARS AND SHARES IN MILLIONS EXCEPT PER SHARE AMOUNTS)

                                                                1995        1994        1993        1992        1991        1990
                                                              --------    --------    --------    --------    --------    --------
Sales
  Home and Building Control...............................    $3,034.7    $2,664.5    $2,424.3    $2,393.6    $2,249.1    $2,196.7
  Industrial Control......................................     2,035.9     1,835.3     1,691.5     1,743.9     1,626.8     1,653.5
  Space and Aviation Control..............................     1,527.4     1,432.0     1,674.9     1,933.1     2,132.3     2,071.3
  Other...................................................       133.3       125.2       172.3       152.0       184.7       387.6
                                                              --------    --------    --------    --------    --------    --------
                                                              $6,731.3    $6,057.0    $5,963.0    $6,222.6    $6,192.9    $6,309.1
                                                              --------    --------    --------    --------    --------    --------
                                                              --------    --------    --------    --------    --------    --------
Operating Profit (1)(2)
  Home and Building Control...............................    $  308.6    $  236.5    $  232.7    $  193.4    $  229.1    $  237.0
  Industrial Control......................................       233.8       206.6       189.7       156.9       224.0       219.5
  Space and Aviation Control..............................       127.6        80.9       148.1       175.8       226.1       200.4
  Other...................................................         2.8                    (1.8)       (9.5)       (3.1)       18.8
                                                              --------    --------    --------    --------    --------    --------
  Total operating profit..................................       672.8       524.0       568.7       516.6       676.1       675.7
  Interest expense........................................       (83.3)      (75.5)      (68.0)      (89.9)      (89.4)     (106.0)
  Litigation settlements..................................                                32.6       287.9
  Gain on sale of assets..................................                                                                    21.7
  Equity income...........................................        13.6        10.5        17.8        15.8        14.6        11.5
  General corporate expense...............................       (97.6)      (89.3)      (72.6)      (95.7)      (91.9)      (86.5)
                                                              --------    --------    --------    --------    --------    --------
  Income before income taxes..............................    $  505.5    $  369.7    $  478.5    $  634.7    $  509.4    $  516.4
                                                              --------    --------    --------    --------    --------    --------
                                                              --------    --------    --------    --------    --------    --------
Assets
  Home and Building Control...............................    $1,727.2    $1,529.8    $1,327.3    $1,302.4    $1,282.8    $1,228.7
  Industrial Control......................................     1,307.2     1,273.3     1,059.8     1,057.5     1,001.7       955.3
  Space and Aviation Control..............................       971.1     1,174.9     1,219.6     1,403.6     1,594.5     1,684.7
  Corporate and Other.....................................     1,054.7       907.9       991.4     1,106.6       927.7       877.5
                                                              --------    --------    --------    --------    --------    --------
                                                              $5,060.2    $4,885.9    $4,598.1    $4,870.1    $4,806.7    $4,746.2
                                                              --------    --------    --------    --------    --------    --------
                                                              --------    --------    --------    --------    --------    --------
Additional information
  Average number of common shares outstanding.............       127.1       129.4       134.2       138.5       140.9       151.8
  Return on average stockholders' equity..................        17.1%       15.6%       18.4%       13.8%       19.2%       20.6%
  Stockholders' equity per common share...................    $  16.09    $  14.57    $  13.48    $  13.10    $  13.25    $  11.99
  Percent of debt to total capitalization.................          28%         32%         28%         28%         30%         30%
  Research and development
    Honeywell-funded......................................    $  323.2    $  319.0    $  337.4    $  312.6    $  300.7    $  279.6
    Customer-funded.......................................       336.6       340.5       404.8       390.5       373.5       417.5
  Capital expenditures....................................       238.1       262.4       232.1       244.1       240.2       251.5
  Depreciation............................................       236.1       235.3       235.3       242.8       238.5       236.1
  Employees at year end...................................      50,100      50,800      52,300      55,400      58,200      60,300

--------------------------
(1) Operating profit is net of special charges amounting to $62.7, $51.2 and $128.4 in 1994, 1993 and 1992, respectively, (see Note 4 to Financial Statements) as follows: Home and Building Control, $28.7, $9.9 and $42.7; Industrial Control, $14.4, $9.0 and $38.6; Space and Aviation Control, $19.6, $7.4 and $34.9; Other, $--, $16.4 and $2.6; and General Corporate
    Expense, $--, $8.5 and $9.6.

(2) Operating profit is net of the additional operating expense impact of adopting SFAS 106 and SFAS 112 amounting to $16.4 and $3.8, respectively, in 1992 as follows: Home and Building Control, $4.3 and $1.0; Industrial Control, $4.0 and $0.9; Space and Aviation Control, $7.0 and $1.6; Other, $0.5 and $0.1; and General Corporate Expense, $0.6 and $0.2.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   OPERATIONS

SALES

    Honeywell's 1995 sales were $6.731 billion, compared with $6.057 billion in 1994 and $5.963 billion in 1993. Sales in the United States of $4.087 billion were up seven percent, as a result of increased volume in Home and Building Control and Industrial Control, as well as an improved commercial aviation market for Space and Aviation Control. International sales, which represent 39 percent of total sales, increased 18 percent to $2.644 billion in 1995. Sales were particularly strong in Europe and Asia Pacific, increasing 22 percent and 24 percent respectively. The international sales increase was the result of positive sales growth of 12 percent measured in local currency, along with positive currency effects as the U.S. dollar weakened an average of six percent against local currencies in countries where Honeywell does business. U.S. export sales, including exports to foreign affiliates, were $839 million in 1995, compared with $780 million in 1994 and $769 million in 1993.

COST OF SALES

    Cost of sales was $4.584 billion in 1995, or 68.1 percent of sales, compared with $4.082 billion (67.4 percent) in 1994 and $4.020 billion (67.4 percent) in 1993. Cost as a percentage of sales was higher in 1995 due to increased sales in Space and Aviation Control at lower gross margins and an increase in lower gross-margin service business in Industrial Control.

RESEARCH AND DEVELOPMENT

    Honeywell spent $323 million, or 4.8 percent of sales, on research and development in 1995, compared with $319 million (5.3 percent) in 1994 and $337 million (5.7 percent) in 1993. The higher 1993 and 1994 percentages reflect significant investments in integrated avionics for the new Boeing 777 aircraft. Honeywell expects to maintain its current rate of R&D spending in 1996. Honeywell also received $337 million in funds for customer-funded research and development in 1995, compared with $340 million in 1994 and $405 million in 1993.

OTHER EXPENSES AND INCOME

    Selling, general and administrative expenses were $1.263 billion, or 18.8 percent of sales in 1995, compared with $1.174 billion (19.4 percent) in 1994 and $1.076 billion (18.0 percent) in 1993. Excluding royalties from autofocus licensees (see Note 3 to Financial Statements on page 27), the percent of sales would have been 19.5 percent and 18.6 percent in 1994 and 1993 respectively. The higher percentage in 1994 was primarily due to increased legal costs.

    On April 16, 1993, Honeywell announced the settlement of its lawsuits against the Unisys Corporation and other parties in connection with Honeywell's 1986 purchase of the Sperry Aerospace Group. Honeywell received $70 million in cash and notes, and recorded a gain of $22 million, or $14 million ($0.10 per share) after income taxes (see Note 3 to Financial Statements on page 27).

    Honeywell filed suits and reached agreement with various major camera manufacturers for their use of Honeywell's patented automatic focus camera technology. The total of all autofocus settlements recorded, after associated expenses, was $10 million, or $6 million ($0.05 per share) after income taxes, in 1993 (see Note 3 to Financial Statements on page 27).

    Honeywell remains committed to efforts to reduce operating costs and improve margins. As a result of identifying opportunities to restructure and streamline operations, Honeywell recorded special charges of $63 million, or $38 million ($0.29 per share) after income taxes in 1994. The actions undertaken included a continuation of right-sizing the Space and Aviation Control business segment, a worldwide consolidation of manufacturing capacity, a streamlining and realignment of the overhead structure and reductions in corporate expense. Special charges of $51 million, or $29 million ($0.22 per share) after income taxes, were recorded in 1993 for productivity initiatives to strengthen the company's competitiveness.

    Special charges include costs for work force reductions, worldwide facilities consolidation and other cost accruals. Work force reduction costs primarily include severance costs related to involuntary termination programs instituted to improve efficiency and reduce costs. These costs amounted to $53 million in 1994 and $44 million in 1993. Facilities consolidation costs are primarily associated with consolidations of branch office space and product lines to restructure and streamline Honeywell's operations. These costs amounted to $10 million in 1994 and $2 million in 1993. Other cost accruals include costs of exiting several product lines no longer considered complementary to Honeywell's businesses, which amounted to $5 million in 1993.

    The estimated cost savings of the restructuring actions in 1994 will exceed $30 million annually, when fully realized. Special-charge accruals remaining to be paid were $12 million, $74 million and $79 million at December 31, 1995, 1994 and 1993 respectively. Total expenditures amounted to $54 million in 1995, $50 million in 1994 and $93 million in 1993. Cash flows from operating activities have funded and are expected to fund all special charges. Further information about special charges is provided in Note 4 to Financial Statements on page 27.

    Net interest expense was $69 million in 1995, $60 million in 1994 and $51 million in 1993. Net interest expense increased in 1995 as a result of higher average debt. Net interest expense increased in 1994 as a result of a combination of higher market interest rates and higher average debt compared with 1993. Information concerning Honeywell's exposure to and management of interest rate risk through the use of derivative financial instruments is provided on page 18 and in Notes 14 and 15 to Financial Statements on pages 32 and 34 respectively.

    Earnings of companies owned 20 percent to 50 percent (primarily Yamatake-Honeywell Co., Ltd), which are accounted for using the equity method, were $14 million in 1995, $11 million in 1994 and $18 million in 1993. The decline in 1994 primarily resulted from a decline in earnings, the writedown of assets and a bad-debt reserve increase.

INCOME TAXES

    The provision for income taxes was $172 million in 1995, compared with $91 million in 1994 and $156 million in 1993. The 1994 income tax provision was reduced by $38 million ($0.29 per share) as a result of a favorable tax settlement. The enactment by Congress of the Omnibus Budget Reconciliation Act of 1993, which raised the U.S. federal statutory income tax rate for corporations from 34 percent to 35 percent retroactive to January 1, 1993, did not have a material impact on the 1993 provision, but did result in the recognition of a one-time gain of $9 million ($0.07 per share) in 1993 from the revaluation of deferred tax assets. Further information about income taxes is provided in Note 5 to Financial Statements on page 28.

NET INCOME

    Honeywell's net income increased 20 percent in 1995, primarily due to increased sales volume and improved operating margins. Net income was $334 million ($2.62 per share) in 1995, compared with $279 million ($2.15 per share) in 1994 and $322 million ($2.40 per share) in 1993. Net income in 1994 includes an after-tax provision for special charges of $38 million ($0.29 per share) and a reduction of the provision for income taxes of $38 million ($0.29 per share) from a favorable tax settlement. Net income in 1993 includes an after-tax gain from litigation settlements, after associated expenses, of $20 million ($0.15 per share); an after-tax provision for special charges of $29 million ($0.22 per share); and a gain of $9 million ($0.07 per share) from the revaluation of deferred tax assets.

RETURN ON EQUITY AND INVESTMENT

    Return on equity (ROE) was  17.1 percent in 1995,  15.6 percent in 1994  and
18.4 percent in 1993. Return on investment (ROI) was 13.5 percent in 1995, 12.3 percent in 1994 and 14.6 percent in 1993.

CURRENCY

    The U.S. dollar weakened an average of six percent in 1995 compared with 1994, in relation to the principal foreign currencies in countries where Honeywell products are sold. A weaker dollar has a positive effect on international results because foreign-exchange denominated profits translate into more U.S. dollars of profit. Information about Honeywell's exposure to and management of currency risk through the use of derivative financial instruments is provided on page 18 and in Notes 6, 14 and 15 to Financial Statements on pages 29, 32 and 34 respectively.

INFLATION

    Highly competitive market conditions have minimized inflation's impact on the selling prices of Honeywell's products and the cost of its purchased materials. Productivity improvements and cost-reduction programs have largely offset the effects of inflation on other costs and expenses.

EMPLOYMENT

    Honeywell employed 50,100 people worldwide at year-end 1995, compared with 50,800 people in 1994 and 52,300 people in 1993. Approximately 30,600 employees work in the United States, with 19,500 employed outside the country, primarily in Europe. Total compensation and benefits in 1995 were $2.8 billion, or 45 percent of total costs and expenses. Sales per employee were $132,800 in 1995, compared with $118,600 in 1994 and $110,900 in 1993.

ENVIRONMENTAL MATTERS

    Honeywell is committed to protecting the environment, a commitment evidenced both by Honeywell's products and its manufacturing operations. Honeywell's manufacturing sites generate both hazardous and nonhazardous wastes, the treatment, storage, transportation and disposal of which are subject to various local, state and federal laws relating to protection of the environment. Honeywell is in varying stages of investigation or remediation of potential, alleged or acknowledged contamination at currently or previously owned or operated sites and at off-site locations where its wastes were taken for treatment or disposal. In connection with the cleanup of various off-site locations, Honeywell, along with a large number of other entities, has been designated a potentially responsible party (PRP) by the U.S. Environmental Protection Agency under the Comprehensive Environmental Response, Compensation and Liability Act or by state agencies under similar state laws (Superfund), which potentially subject PRPs to joint and several liability for the costs of such cleanup. In addition, Honeywell is incurring costs relating to environmental remediation pursuant to the federal Resource Conservation and Recovery Act. Based on Honeywell's assessment of the costs associated with its environmental responsibilities, compliance with federal, state and local laws regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had and in the opinion of Honeywell management, will not have a material effect on Honeywell's financial position, net income, capital expenditures or competitive position. Honeywell's opinion with regard to Superfund matters is based on its assessment of the predicted investigation, remediation and associated costs, its expected share of those costs and the availability of legal defenses. Honeywell's policy is to record environmental liabilities when loss amounts are probable and reasonably estimable.

NEW ACCOUNTING STANDARDS

    In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This Statement requires that assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss should be recognized when the estimated future cash flows from the asset are less than the carrying value of the asset. Assets to be disposed of should be reported at the lower of their carrying amount or their fair value, less cost to sell. This Statement is effective for financial statements for fiscal years beginning after December 15, 1995, and adoption by Honeywell in 1996 is not expected to have a material impact on results of operations or financial position.

    In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation." As permitted by SFAS 123, Honeywell has elected to continue following the guidance of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," for measurement and recognition of stock-based transactions with employees. Honeywell will adopt the disclosure provisions of SFAS 123 in 1996.

SAFE HARBOR STATEMENT

    Except for the historical information contained herein, certain of the matters discussed in this annual report are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995, which involve risks and uncertainties, including but not limited to, changing economic conditions, international trade factors and government policies affecting Honeywell's operations, markets, products, services and prices.

    Economic downturns or recessionary conditions in the United States and international markets served by Honeywell can adversely affect the demand for Honeywell's products and services. Changes in international policy may result in unfavorable conditions such as trading sanctions or increased tariffs between various countries and restrict the markets for Honeywell's products and services. Changes in government spending and budgetary policies, both in the United States and in other countries, may adversely affect the demand for Honeywell's products and services by government entities.

                       DISCUSSION AND ANALYSIS BY SEGMENT

HOME AND BUILDING CONTROL

    Sales in Home and Building Control were $3.035 billion in 1995, compared with $2.665 billion in 1994 and $2.424 billion in 1993. Sales in 1995 benefited from an improving economy in Europe and solid growth in the Asia Pacific region. Home Control experienced strong sales growth from acquisitions and business in the trade and retail channels, and also broadened its product offerings in gas valves, actuators and thermostats in key markets. The business introduced the Perfect Climate Comfort Control Center-TM-, a low-cost, automated, integrated home temperature and indoor air quality control system. Building Control experienced strong sales growth, fueled by strength overall in Europe and by its comprehensive energy retrofit and service solutions business in U.S. healthcare and government markets; and there was a strong worldwide acceptance of Honeywell's Excel Security Manager, an access control system for buildings. We anticipate that Home and Building Control's large worldwide installed product and service base and market strategies will continue to support future sales growth.

    Sales in 1994 were up moderately as U.S. sales continued to benefit from an improving economy and growing consumer confidence. International sales were aided by the beginnings of economic recovery. Home Control continued to achieve greater market penetration with original equipment manufacturers worldwide and to broaden its product offerings in key markets such as burner boiler control. Honeywell acquired Metallwerke Neheim Goeke & Co. GmbH, a leading German manufacturer of water heating control products, to complement its current offerings in Europe. In addition, there were a number of new product introductions which included a new line of smart gas valves and integrated boiler and furnace controls. Building Control experienced continued success with its comprehensive energy retrofit and service solutions, particularly in the schools and industrial markets in the United States.

    Home and Building Control operating profit was $309 million in 1995, compared with $236 million in 1994 and $233 million in 1993. Operating profit included special charges of $29 million in 1994 and $10 million in 1993 to consolidate facilities, streamline operations and improve productivity. Excluding the impact of special charges, operating profit increased 16 percent in 1995, primarily from strong international volume increases, new product introductions and cost-reduction initiatives. Cost-reduction initiatives included the re-engineering of the installed systems business, transfer of an electric heat thermostat line from Canada to Mexico and headcount reductions in the protection services business.

    Excluding  the  impact  of  special  charges,  operating  profit   increased
moderately in 1994, benefiting from increasing volume in an improving U.S. economy and growing consumer confidence.

    Both Home Control and Building Control experienced strong orders growth in 1995, benefiting from international strength and new product introductions. The backlog of orders increased moderately for 1995.

INDUSTRIAL CONTROL

    Industrial Control sales were $2.036 billion in 1995, compared with $1.835 billion in 1994 and $1.692 billion in 1993. Industrial Automation and Control sales increased moderately in 1995. The business continued to make inroads in key markets such as pulp and paper and hydrocarbon processing as a result of increased domestic and international demand for TotalPlant-TM- open solutions, as industry continues to focus on improving productivity and meeting stringent environmental and safety regulations. The business entered into a strategic alliance with Sinopec, the world's third-largest petroleum refiner, representing the first major application of TotalPlant advanced services in international markets. The business also introduced a major new release of software and enhanced hardware components for its TDC 3000x-Registered Trademark- industrial automation system that will significantly increase customer productivity, safety and regulatory compliance, SMV 3000, the first multi-variable transmitter, and SCAN 3000 on the NT platform. Sensing and Control sales increased moderately in 1995, benefiting from strong international sales of commercial sensors and switches, particularly in Europe and Asia Pacific. The business introduced the Smart Distributed System, a revolutionary sensor network for distributed machine control, into Europe and Asia Pacific. A new solenoid valve series, designed for the process control market, was introduced globally and will help customers meet stringent environmental and safety regulations. We expect continued growth for both Industrial Automation and Control's and Sensing and Control's systems and products in 1996.

    Excluding year-earlier results of the Keyboard Division, which was sold in the third quarter of 1993, sales increased moderately in 1994. Industrial Automation and Control experienced improving sales for TotalPlant open solutions. Sales to the hydrocarbon processing market were strong as companies invested to comply with the U.S. Environmental Protection Agency regulations for reformulated fuels. Honeywell acquired Allied Data Communications, the systems business from Pepperl + Fuchs Systems, and Profimatics during the year and forged alliances with other companies to expand its TotalPlant open solutions portfolio and provide more one-stop shopping and a broader range of services to its industrial customers. Sensing and Control benefited from continued improvements in the U.S. durable goods market, particularly in the automotive, appliance and information technology industries. The business introduced the Smart Distributed System in the United States.

    Industrial Control operating profit was $234 million in 1995, $207 million in 1994 and $190 million in 1993. Operating profit included special charges of $14 million in 1994 and $9 million in 1993 to consolidate facilities, streamline operations and improve productivity. Excluding the impact of special charges, Industrial Automation and Control operating profit declined slightly in 1995, reflecting the timing of TotalPlant project implementation and the current mix of lower margin services. Sensing and Control experienced a sharp increase in operating profit as a result of improvement in solid state and electrical switch margins in the United States and increased international profits driven by volume and lower product costs in Europe.

    Excluding the impact of special charges, 1994 operating profit showed a moderate increase as a result of volume increases in Industrial Automation and Control, where environmental and safety regulations were key drivers of spending around the world, particularly in the hydrocarbon processing and chemicals markets; and volume increases in Sensing and Control, where durable goods markets continued to improve, particularly in the automotive and appliance industries.

    In 1995, Industrial Automation and Control experienced a solid increase in order activity both domestically and internationally in such key markets as pulp and paper and hydrocarbon processing. Sensing and Control orders increased modestly, driven by commercial and automative sensors in Europe and the United States. The backlog of orders was up moderately for the year.

SPACE AND AVIATION CONTROL

    Sales in Space and Aviation Control were $1.527 billion in 1995, compared with $1.432 billion in 1994 and $1.675 billion in 1993. Sales increased moderately in 1995, driven by the recovery in the business jet and commuter aircraft market, strength in the retrofit and repair business and improved production efficiencies in the air transport market, and increased sales from the International Space Station program. We anticipate a modest increase in Space and Aviation Control sales in 1996 and stronger growth in 1997 with the cyclical recovery of the commercial aircraft industry and onset of the volume production phase on two large military contracts.

    Sales  in  1994  experienced   an  anticipated  decline,  reflecting   lower
commercial aircraft production rates and reduced government spending.

    Space and Aviation Control operating profit was $127 million in 1995, compared with $81 million in 1994 and $148 million in 1993. Operating profit included special charges of $20 million in 1994 and $7 million in 1993 to consolidate facilities, streamline operations and improve productivity. Excluding the impact of special charges, 1995 operating profit increased as a result of the strong performance in Commercial Aviation Systems. Commercial margins improved as a result of increased volume, completion of a major next-generation technology development effort and the benefit of earlier restructuring activities. Operating profit was down modestly in the military business and flat in the space business.

    Excluding the impact of special charges, 1994 operating profit declined sharply due to lower sales volume and continued investment in next-generation technology. This was partially offset by favorable warranty performance and termination settlements in the military and space businesses.

    Space and Aviation Control orders increased slightly in 1995. Adjusting for Space Systems' 1994 multi-year contract award to supply command and data-handling systems for the International Space Station, orders increased modestly in 1995. The increase was aided by a rebound in the business jet market, a large multi-year military award for an F-16 avionics upgrade, and a strengthening in orders for military retrofit and repair products. The backlog of orders increased modestly from 1994 levels.

OTHER

    Sales from other operations were $133 million in 1995, compared with $125 million in 1994 and $172 million in 1993. These sales included the activities of various units such as the Solid State Electronics and the Honeywell Technology research and development centers, which do not correspond with Honeywell's primary business segments. Other operations had an operating profit of $3 million in 1995, broke even in 1994 and incurred an operating loss of $2 million in 1993. The 1993 loss included special charges of $16 million for work force reductions.

                               FINANCIAL POSITION

FINANCIAL CONDITION

    At year-end 1995, Honeywell's capital structure comprised $312 million of short-term debt, $481 million of long-term debt and $2.040 billion of stockholders' equity. The ratio of debt-to-total capital was 28 percent, compared with 32 percent at year-end 1994. Honeywell's debt-to-total capital policy range is 30 to 40 percent.

    Total debt decreased $69 million during 1995, to $793 million. The decrease resulted from reduced general corporate financing requirements, including capital expenditures, working capital and acquisitions.

    Stockholders' equity increased $185 million in 1995 to $2.040 billion. The increase was primarily due to an increase in retained earnings of $334 million from net income, an $89 million increase from stock option exercises and employee stock plans, and a $33 million increase in accumulated foreign currency translation, offset by dividends of $128 million, $129 million of treasury stock purchases and a $14 million increase in the pension liability adjustment.

CASH GENERATION AND DEPLOYMENT

    In 1995, $573 million of cash was generated from operating activities, compared with $470 million in 1994 and $475 million in 1993. The increase in 1995 was largely due to improved earnings compared with 1994. In 1995, cash generated from investing and financing activities included $19 million of proceeds from the sale of assets and $60 million of proceeds from employee stock plans and the exercise of Honeywell Foundation stock options. These funds were used to support $238 million of capital expenditures, $128 million of dividend payments and $137 million of payments for share repurchases. Cash balances increased $24 million in 1995.

CONTROLLED WORKING CAPITAL

    Cash generated from decreases in "controlled working capital" consisting of trade and long-term receivables and inventories, offset by accounts payable and customer advances, was $4 million in 1995. This portion of working capital as a percentage of sales was 26 percent compared with 28 percent in 1994. The two percentage point improvement reflects the continuing effort by Honeywell to reduce "controlled working capital" as a percent of sales. The increase in receivable and payable balances in 1995 was consistent with the increase in fourth-quarter sales.

CAPITAL EXPENDITURES AND ACQUISITIONS

    Capital expenditures for property, plant and equipment were $238 million in 1995, compared with $262 million in 1994 and $232 million in 1993. The 1995 depreciation charges were $236 million. Honeywell continues to invest at levels believed to be adequate to maintain its technological leadership position. During 1995, Honeywell invested $38 million in complementary business acquisitions.

SHARE REPURCHASE PLANS

    In December 1994, the Board of Directors authorized a program to purchase up to 2 million Honeywell shares; this program was completed in the third quarter 1995. In July 1995, the Board of Directors authorized an open-ended program to repurchase $250 million of Honeywell shares, of which $49 million was utilized in the second half of 1995. Honeywell repurchased $240 million of shares in 1993, $168 million of shares in 1994 and $129 million of shares in 1995.

    At year-end 1995, Honeywell had 188 million shares issued, 127 million shares outstanding and 32,569 stockholders of record. At year-end 1994, Honeywell had 188 million shares issued, 127 million shares outstanding and 32,025 stockholders of record.

DIVIDENDS

    In November 1994, the Board of Directors approved a 4 percent increase in the regular annual dividend to $1.00 per share, from $0.96 per share, effective in the fourth quarter 1994. In November 1995, the Board of Directors approved an additional 4 percent increase in the regular annual dividend to $1.04 per share effective in the fourth quarter 1995. Honeywell paid $1.01 per share in dividends in 1995, compared with $0.97 in 1994 and $0.9075 in 1993.

    Honeywell has paid a quarterly dividend since 1932 and has increased the annual payout per share in each of the last 20 years.

EMPLOYEE STOCK PROGRAM

    In 1995, Honeywell contributed 571,905 shares of Honeywell common stock to employees under its U.S. employee stock match savings plan. The number of shares contributed under this program depends on employee savings levels and company performance.

PENSION CONTRIBUTIONS

    Cash contributions to Honeywell's pension and retirement plans amounted to $172 million in 1995, $141 million in 1994 and $154 million in 1993.

TAXES

    In 1995, taxes paid were $128 million. Accrued income taxes and related interest decreased $29 million during 1995.

FUNDING SPECIAL CHARGES

    During 1994 and 1993, Honeywell established reserves for productivity initiatives to strengthen the company's competitiveness (see page 11 and Note 4 to Financial Statements on page 27). Future cash flows from operating activities are expected to be sufficient to fund these accrued costs.

LIQUIDITY

    Short-term debt at year-end 1995 was $312 million, consisting of $65 million of commercial paper, $63 million of notes payable and $184 million of current maturities of long-term debt. Short-term debt at year-end 1994 totaled $361 million, consisting of $125 million of commercial paper, $102 million of notes payable and $134 million of current maturities of long-term debt.

    Through its banks, Honeywell has access to various credit facilities, including committed credit lines for which Honeywell pays commitment fees and uncommitted lines provided by banks on a non-committed, best-efforts basis. Available general-purpose lines of credit at year-end 1995 totaled $1.089 billion. This consisted of $725 million of committed credit lines to meet Honeywell's financing requirements, including support of commercial paper and bank note borrowings, and $364 million of uncommitted credit lines available to certain foreign subsidiaries. This compared with $1.076 billion of available credit lines at year-end 1994, consisting of $737 million of committed credit lines for general financing requirements and $339 million of uncommitted credit lines available to certain foreign subsidiaries.

    In addition to its committed credit lines, Honeywell has access to the public debt markets as evidenced by its $500 million medium-term note program initiated in August 1994. The medium-term note program allows note issuances with maturities ranging from nine months to 30 years. At December 31, 1995, $222 million of notes was outstanding under this program. Long-term debt maturities consist of $185 million in 1996, $109 million in 1997 and $98 million in 1998.

    Cash and short-term investments totaled $301 million at year-end 1995 and $275 million at year-end 1994. Honeywell believes its available cash, committed credit lines and access to the public debt markets, through its medium-term note and commercial paper programs, provide adequate short-term and long-term liquidity.

DERIVATIVE FINANCIAL INSTRUMENTS

    Honeywell is exposed to market risk from changes in interest rates and foreign currency exchange rates, which may adversely affect its results of operations and financial condition. In seeking to minimize this risk, Honeywell manages exposure to changes in interest rates and foreign currency rates through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. Honeywell policy prohibits the use of derivative financial instruments for trading or other speculative purposes and Honeywell is not a party to leveraged financial instruments.

    Honeywell has entered into various foreign currency exchange contracts designed to minimize its net exposure to exchange rate fluctuations on foreign currency transactions (see Notes 6, 14 and 15 to Financial Statements on pages, 29, 32 and 34 respectively). Foreign exchange contracts reduce Honeywell's overall exposure to exchange rate movements, since the gains and losses on these contracts offset losses and gains on the assets, liabilities and transactions being hedged. Transactions that are hedged include foreign currency denominated receivables and payables on the statement of financial position, firm purchase orders and firm sales commitments. At year-end 1995, the notional amount of outstanding foreign exchange contracts, including contracts to hedge intercompany transactions, was $1.262 billion.

    It is Honeywell's practice to manage the relative proportions of its fixed and floating rate debt in the context of the interest rate environment. The objective is to minimize the cost of Honeywell's debt financing over an extended period of time. To manage this mix in a cost efficient manner, Honeywell enters into interest rate swap agreements, in which it agrees to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount (see Notes 14 and 15 to Financial Statements on pages 32 and 34 respectively). At year-end 1995, the notional amount of outstanding interest rate swaps was $225 million.

LITIGATION

    On March 13, 1990, Litton Systems, Inc. filed suit against Honeywell Inc. in U.S. District Court, Central District of California, alleging Honeywell patent infringement relating to the process used by Honeywell to coat mirrors incorporated in its ring laser gyroscopes; attempted monopolization and predatory pricing by Honeywell of certain alleged markets for products containing ring laser gyroscopes; and intentional interference by Honeywell with Litton's prospective advantage in European markets and with its contractual relationships with Ojai Research, Inc., a California corporation. Honeywell generally denied Litton's allegations, contested both the validity and infringement of the patent, and alleged that the patent had been obtained by Litton's inequitable conduct before the United States Patent and Trademark Office. Honeywell also filed counterclaims against Litton alleging, among other things, that Litton's business and litigation conduct violated federal and state laws, causing Honeywell considerable damage and expense.

    On January 9, 1995, Judge Mariana Pfaelzer of the U.S. District Court set aside an August 1993 jury verdict and damage award of $1.2 billion against Honeywell in the patent and interference with contract case. She ruled, among other things, that the Litton patent was unenforceable because it was obtained by inequitable conduct and invalid because it was an invention that would have been obvious from combining existing processes. She further ruled that if her judgment were ever subsequently vacated or reversed on appeal, Honeywell would be granted a new trial on the issue of damages because the jury's 1993 award was inconsistent with the clear weight of the evidence, and permitting it to stand would constitute a miscarriage of justice. Litton has appealed to the Court of Appeals for the Federal Circuit, Washington, D.C. Briefs for the appeal have been submitted by the parties and oral arguments were presented December 8, 1995. Honeywell believes that Judge Pfaelzer's rulings will be upheld on appeal. As a result, no provision has been made in the financial statements with respect to this contingent liability.

    The trial for the antitrust case began on November 20, 1995, before Judge Pfaelzer and a different jury. Prior to the jury's deliberations in the antitrust trial, the court dismissed, for failure of proof, Litton's contentions that Honeywell engaged in below-cost predatory pricing, illegal tying, bundling and illegally acquiring Sperry Avionics in 1986. The case was submitted to the jury on two claims, monopolization and attempt to monopolize, both based on Litton's allegations that Honeywell entered into certain exclusive dealings and penalty arrangements with aircraft manufacturers and airlines to exclude Litton from the commercial aircraft market. On February 29, 1996, the jury returned a $234 million verdict against Honeywell for the monopolization claim. On March 1, 1996, the jury indicated that it was unable to reach a verdict on damages for the attempted monopolization claim, and a mistrial was declared on that claim.

    Honeywell continues to maintain that it competed vigorously and lawfully in the inertial navigation business and will continue to defend itself against Litton's allegations. Honeywell believes that the jury's partial verdict should be overturned because Litton (i) failed to prove essential elements of liability and (ii) failed to submit competent evidence to support its claim for damages by offering only a speculative, all-or-nothing $298.5 million damage study. Honeywell will file post-verdict motions with the trial court asking that judgment be granted in favor of Honeywell as a matter of law or, in the alternative, for a new trial, and will argue important procedural and other matters which could dispose of this case. If the $234 million jury verdict withstands post-verdict motions, in whole or in part, any dollar judgment will be trebled under federal antitrust laws and will be appealed by Honeywell. The case will conclude only when the trial and appellate courts resolve all of the legal issues that could reduce or eliminate the jury verdict. As a result, no provision has been made in the financial statements with respect to this contingent liability.

CREDIT RATINGS

    Honeywell's credit ratings remained unchanged during 1995. Ratings for long-term and short-term debt are, respectively, A/A-1 by Standard and Poor's Corporation, A/Duff1 by Duff and Phelps Corporation and A3/P-2 by Moody's Investors Service, Inc.

STOCK PERFORMANCE

    The market price of Honeywell stock ranged from $49 1/2 to $30 3/4 in 1995, and was $48 5/8 at year end. Book value per common share at year end was $16.09 in 1995 and $14.57 in 1994.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders of Honeywell Inc.:

    We have audited the statement of financial position of Honeywell Inc. and subsidiaries as of December 31, 1995 and 1994, and the related statements of income and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedule listed at
Part IV, Item 14(a)2. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, such financial statements present fairly, in all material respects, the financial position of Honeywell Inc. and subsidiaries at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Deloitte & Touche LLP
Minneapolis, Minnesota
February 13, 1996
(February 29, 1996 and March 1, 1996
as to certain information included in
Note 22 and March 15, 1996 as to
certain information included in Note
24)

                                INCOME STATEMENT
                        HONEYWELL INC. AND SUBSIDIARIES
                        (DOLLARS AND SHARES IN MILLIONS
                           EXCEPT PER SHARE AMOUNTS)

                                                                                     YEARS ENDED DECEMBER 31
                                                                                ---------------------------------
                                                                                  1995        1994        1993
                                                                                ---------  ----------  ----------
Sales.........................................................................  $ 6,731.3  $  6,057.0  $  5,963.0
                                                                                ---------  ----------  ----------
Costs and Expenses
  Cost of sales...............................................................    4,584.2     4,082.1     4,019.6
  Research and development....................................................      323.2       319.0       337.4
  Selling, general and administrative.........................................    1,263.1     1,173.8     1,075.7
  Litigation settlements......................................................                              (32.6)
  Special charges.............................................................                   62.7        51.2
                                                                                ---------  ----------  ----------
                                                                                  6,170.5     5,637.6     5,451.3
                                                                                ---------  ----------  ----------
Interest
  Interest expense............................................................       83.3        75.5        68.0
  Interest income.............................................................       14.4        15.3        17.0
                                                                                ---------  ----------  ----------
                                                                                     68.9        60.2        51.0
                                                                                ---------  ----------  ----------
Equity Income.................................................................       13.6        10.5        17.8
                                                                                ---------  ----------  ----------
Income before Income Taxes....................................................      505.5       369.7       478.5
Provision for Income Taxes....................................................      171.9        90.8       156.3
                                                                                ---------  ----------  ----------
Net Income....................................................................  $   333.6  $    278.9  $    322.2
                                                                                ---------  ----------  ----------
                                                                                ---------  ----------  ----------
Earnings Per Common Share.....................................................  $    2.62  $     2.15  $     2.40
                                                                                ---------  ----------  ----------
                                                                                ---------  ----------  ----------
Average Number of Common Shares Outstanding...................................      127.1       129.4       134.2

                See accompanying Notes to Financial Statements.

                        STATEMENT OF FINANCIAL POSITION
                        HONEYWELL INC. AND SUBSIDIARIES
                             (DOLLARS IN MILLIONS)

                                     ASSETS

                                                                                                DECEMBER 31
                                                                                          -----------------------
                                                                                             1995        1994
                                                                                          ----------  -----------
Current Assets
  Cash and cash equivalents.............................................................  $    291.6  $     267.4
  Short-term investments................................................................         9.0          7.4
  Receivables...........................................................................     1,477.3      1,406.9
  Inventories...........................................................................       794.4        760.2
  Deferred income taxes.................................................................       194.6        207.5
                                                                                          ----------  -----------
                                                                                             2,766.9      2,649.4
Investments and Advances................................................................       244.8        242.8
Property, Plant and Equipment
  Property, plant and equipment.........................................................     2,857.1      2,716.8
  Less accumulated depreciation.........................................................     1,758.2      1,617.3
                                                                                          ----------  -----------
                                                                                             1,098.9      1,099.5
Other Assets
  Long-term receivables.................................................................        46.8         40.1
  Goodwill..............................................................................       240.7        209.8
  Patents, licenses and trademarks......................................................        43.4         66.1
  Software and other intangibles........................................................       340.1        290.3
  Deferred income taxes.................................................................        71.8         98.5
  Other.................................................................................       206.8        189.4
                                                                                          ----------  -----------
    Total Assets........................................................................  $  5,060.2  $   4,885.9
                                                                                          ----------  -----------
                                                                                          ----------  -----------

                                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Short-term debt.......................................................................  $    312.4  $     360.6
  Accounts payable......................................................................       491.5        429.6
  Customer advances.....................................................................        93.2         72.6
  Accrued compensation and benefit costs................................................       374.3        434.6
  Accrued income taxes..................................................................       274.8        309.6
  Deferred income taxes.................................................................        20.4
  Other accrued liabilities.............................................................       455.9        464.8
                                                                                          ----------  -----------
                                                                                             2,022.5      2,071.8
Long-Term Debt..........................................................................       481.0        501.5
Other Liabilities
  Accrued benefit costs.................................................................       416.3        359.0
  Deferred income taxes.................................................................        39.2         39.8
  Other.................................................................................        61.1         59.1
Stockholders' Equity
  Common stock -- $1.50 par value
  Authorized -- 250,000,000 shares
  Issued -- 1995 -- 188,126,704 shares..................................................       282.2
           1994 -- 188,286,000 shares...................................................                    282.4
  Additional paid-in capital............................................................       481.3        446.9
  Retained earnings.....................................................................     2,805.8      2,600.4
  Treasury stock -- 1995 -- 61,306,251 shares...........................................    (1,650.2)
                   1994 -- 61,030,565 shares............................................                 (1,576.5)
  Accumulated foreign currency translation..............................................       140.9        107.4
  Pension liability adjustment..........................................................       (19.9)        (5.9)
                                                                                          ----------  -----------
                                                                                             2,040.1      1,854.7
                                                                                          ----------  -----------
    Total Liabilities and Stockholders' Equity..........................................  $  5,060.2  $   4,885.9
                                                                                          ----------  -----------
                                                                                          ----------  -----------

                See accompanying Notes to Financial Statements.

                            STATEMENT OF CASH FLOWS
                        HONEYWELL INC. AND SUBSIDIARIES
                             (DOLLARS IN MILLIONS)

                                                                                       YEARS ENDED DECEMBER 31
                                                                                   -------------------------------
                                                                                     1995       1994       1993
                                                                                   ---------  ---------  ---------
Cash Flows from Operating Activities
  Net income.....................................................................  $   333.6  $   278.9  $   322.2
  Adjustments to reconcile net income to net cash flows from operating activities:
    Depreciation.................................................................      236.1      235.3      235.3
    Amortization of intangibles..................................................       56.8       52.1       49.6
    Deferred income taxes........................................................       67.2       14.0       28.8
    Equity income, net of dividends received.....................................      (11.0)      (7.6)     (14.5)
    Loss on sale of assets.......................................................        7.2        1.0        6.2
    Contributions to employee stock plans........................................       27.4       26.5       28.7
    Increase in receivables......................................................      (38.4)     (83.8)     (62.7)
    (Increase) decrease in inventories...........................................      (27.6)      20.9       54.2
    Increase in accounts payable.................................................       50.1       27.7       28.8
    Increase (decrease) in accrued income taxes and interest.....................      (35.4)      (4.6)       8.3
    Other changes in working capital, excluding short-term investments and
     short-term debt.............................................................      (99.1)     (93.9)    (146.6)
    Other noncurrent items -- net................................................        5.6        3.0      (63.5)
                                                                                   ---------  ---------  ---------
Net cash flows from operating activities.........................................      572.5      469.5      474.8
                                                                                   ---------  ---------  ---------
Cash Flows from Investing Activities
  Reduction of investment in Sperry Aerospace Group..............................                             20.0
  Proceeds from sale of assets...................................................       18.7       22.6       46.8
  Capital expenditures...........................................................     (238.1)    (262.4)    (232.1)
  Investment in acquisitions.....................................................      (37.7)    (104.6)     (14.2)
  (Increase) decrease in short-term investments..................................       (1.4)       6.7      (10.2)
  Other -- net...................................................................       (5.2)      10.5      (23.3)
                                                                                   ---------  ---------  ---------
Net cash flows from investing activities.........................................     (263.7)    (327.2)    (213.0)
                                                                                   ---------  ---------  ---------
Cash Flows from Financing Activities
  Net increase (decrease) in short-term debt.....................................     (101.0)      35.7        2.8
  Proceeds from issuance of long-term debt.......................................      167.5      126.5        0.6
  Repayment of long-term debt....................................................     (156.4)      (1.8)      (7.3)
  Purchase of treasury stock.....................................................     (137.3)    (162.5)    (241.2)
  Proceeds from exercise of stock options........................................       60.4        5.9       17.6
  Dividends paid.................................................................     (127.5)    (125.6)    (122.0)
                                                                                   ---------  ---------  ---------
Net cash flows from financing activities.........................................     (294.3)    (121.8)    (349.5)
                                                                                   ---------  ---------  ---------
Effect of exchange rate changes on cash..........................................        9.7        4.6      (12.4)
                                                                                   ---------  ---------  ---------
Increase (decrease) in cash and cash equivalents.................................       24.2       25.1     (100.1)
Cash and cash equivalents at beginning of year...................................      267.4      242.3      342.4
                                                                                   ---------  ---------  ---------
Cash and cash equivalents at end of year.........................................  $   291.6  $   267.4  $   242.3
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------

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

ESTIMATES

    The  preparation  of  financial  statements  in  conformity  with  generally accepted accounting principles requires Honeywell to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

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

STATEMENT OF CASH FLOWS

    Cash equivalents are all highly liquid, temporary cash investments with an original maturity of three months or less.

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

INTANGIBLES

    Intangibles are carried at cost and amortized using the straight-line method over their estimated useful lives of not more than 40 years for goodwill; four to 17 years for patents, licenses and trademarks; and three to 24 years for software and other intangibles. Intangibles also include the asset resulting from recognition of the defined benefit pension plan minimum liability, which is amortized as part of net periodic pension cost.

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

    The carrying amounts of foreign currency contracts purchased to hedge firm foreign currency commitments are deferred and included in the measurement of the related foreign currency transactions. These hedges are scheduled to mature coincident with the timing of the underlying foreign currency commitments and transactions. Gains and losses from other foreign currency transactions are included in selling, general and administrative expenses on the income statement and were not material in any year.

    The amount to be paid or received from interest rate swaps is charged or credited to interest expense over the lives of the interest rate swap agreements. Any gains realized upon the termination of interest rate swap agreements are deferred and amortized as an adjustment to interest expense of the underlying liabilities over the original term of the interest rate swap agreements.

FOREIGN CURRENCY

    Foreign currency assets and liabilities are generally translated into U. S. dollars using the exchange rates in effect at the statement of financial position date. Results of operations are generally translated using the average exchange rates throughout the period. The effects of exchange rate fluctuations on translation of assets, liabilities and hedges of cash dividend payments from subsidiaries are reported as accumulated foreign currency translation and increased/(reduced) stockholders' equity $33.5 in 1995, $54.5 in 1994 and $(3.0) in 1993.

POSTEMPLOYMENT BENEFITS

    The enactment by Congress of the Omnibus Budget Reconciliation Act of 1993, which made Medicare the primary provider of medical benefits for disabled former employees after 29 months of disability, reduced the accumulated benefit obligation for postemployment benefits by $33.4 in 1993. This change in estimate is included in cost of sales on the income statement.

NOTE 2 -- ACQUISITIONS AND SALE OF ASSETS
    Honeywell acquired nine companies in 1995, 15 companies in 1994 and eight companies in 1993 for $37.7, $104.6 and $14.2 in cash, respectively. These acquisitions were accounted for as purchases, and accordingly, the assets and liabilities of the acquired entities have been recorded at their estimated fair values at the dates of acquisition. The excess of purchase price over the estimated fair values of the net assets acquired, in the amount of $32.4 in 1995, $87.4 in 1994 and $11.8 in 1993, has been recorded as goodwill and is amortized over estimated useful lives. The pro forma results for 1995, 1994 and 1993, assuming these acquisitions had been made at the beginning of the year, would not be significantly different from reported results.

    In 1993, Honeywell sold its Keyboard Division to Key Tronic Corporation for $29.7 in cash, notes and common stock. Proceeds from other asset sales, including the collection of notes receivable and sale of stock received from asset sales made in previous years, amounted to $8.1 in 1995, $8.6 in 1994 and $22.9 in 1993. Gains and losses from asset sales were not material in any year and are included in selling, general and administrative expenses on the income statement.

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

    Honeywell has reached agreement with various camera manufacturers for their use of Honeywell's patented automatic focus camera technology. The total of all one-time settlements recorded in these matters, after associated expenses, resulted in a gain of $10.2 in 1993. Several settlements also included licensing agreements that require the payment of royalties to Honeywell based upon the amount of product manufactured or sold by the licensee. Autofocus royalty income from the licensing agreements amounted to $8.2 in 1994 and $31.4 in 1993, and is included in selling, general and administrative expenses on the income statement. Autofocus royalty income from licensing agreements was not material in 1995.

NOTE 4 -- SPECIAL CHARGES
    In December 1994, Honeywell's management, with the approval of the board of directors, committed itself to a plan of action and recorded special charges of $62.7. The actions undertaken included a continuation of right-sizing the Space and Aviation Control business segment, a worldwide consolidation of manufacturing capacity, a streamlining and realignment of the overhead structure and corporate expense reductions. Special charges of $51.2 were recorded in 1993 for productivity initiatives to strengthen the company's competitiveness. Special charges include costs for work force reductions, worldwide facilities consolidation and other cost accruals.

    Work force reduction costs primarily include severance costs related to involuntary termination programs instituted to improve efficiency and reduce costs. These costs amounted to $52.4 in 1994 and $43.7 in 1993. As a result of the 1994 plan, approximately 1,200 employees were terminated. Total expenditures of $42.9 in 1995 included $38.3, $3.8 and $0.8 related to costs incurred in 1994, 1993 and 1992, respectively. Total expenditures of $36.0 in 1994 included $2.9, $26.4 and $6.7 related to costs incurred in 1994, 1993 and 1992, respectively. Total expenditures of $49.8 in 1993 included $7.8 and $42.0 related to costs incurred in 1993 and 1992, respectively. Special charges of $8.0 from 1994 remain to be paid out as a result of longer-term agreements.

    Facilities consolidation costs are primarily associated with consolidations of branch office space and product lines to restructure and streamline Honeywell's operations. These costs amounted to $10.3 in 1994 and $2.0 in 1993. Total expenditures of $11.4 in 1995 included $6.9, $0.4 and $4.1 related to costs incurred in 1994, 1993 and 1992, respectively. Total expenditures of $8.5 in 1994 included $1.6 and $6.9 related to costs incurred in 1993 and 1992, respectively. Total expenditures of $26.2 in 1993 related to costs incurred in 1992. Special charges of $2.6 from 1994 and $0.9 from 1992 remain to be paid out as a result of lease costs associated with vacated facilities.

    Other cost accruals include costs of exiting several product lines which were no longer considered complementary to Honeywell's businesses and amounted to $5.5 in 1993. Total expenditures of $5.5 in 1994 related to costs incurred in 1993. Total expenditures of $17.0 in 1993 related to costs incurred in 1992.

    Cash flows from operating activities have funded and are expected to fund all special charges.

                        HONEYWELL INC. AND SUBSIDIARIES
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

NOTE 5 -- INCOME TAXES
    The components of income before income taxes consist of the following:

                                                1995    1994    1993
                                               ------  ------  ------
Domestic.....................................  $285.4  $208.4  $316.9
Foreign......................................   220.1   161.3   161.6
                                               ------  ------  ------
                                               $505.5  $369.7  $478.5

    The provision for income taxes on that income is as follows:

                                                1995    1994    1993
                                               ------  ------  ------
Current tax expense
  United States..............................  $ 39.8  $ 33.8  $ 81.7
  Foreign....................................    59.9    40.6    36.0
  State and local............................     8.9     2.9    11.3
                                               ------  ------  ------
  Total current..............................   108.6    77.3   129.0
                                               ------  ------  ------
Deferred tax expense
  United States..............................    41.7    13.0    17.9
  Foreign....................................    17.5    (0.8)    5.8
  State and local............................     4.1     1.3     3.6
                                               ------  ------  ------
  Total deferred.............................    63.3    13.5    27.3
                                               ------  ------  ------
Provision for income taxes...................  $171.9  $ 90.8  $156.3

    A favorable tax settlement reduced the 1994 provision for income taxes by $37.6 ($0.29 per share).

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

    A reconciliation of the provision for income taxes to the amount computed using U.S. federal statutory rates is as follows:

                                                1995    1994    1993
                                               ------  ------  ------
Taxes on income at U.S. federal statutory
 rates.......................................  $176.9  $129.4  $167.5
Tax effects of foreign income................   (11.7)  (15.5)  (26.0)
State taxes..................................     9.9     4.2    10.9
Tax effect of settlement.....................           (37.6)
Adjustments to effective tax rates used in
 recording tax assets and liabilities........             2.7
Other........................................    (3.2)    7.6     3.9
                                               ------  ------  ------
Provision for income taxes...................  $171.9  $ 90.8  $156.3

    Interest costs related to prior years' tax issues are included in the provision for income taxes. Taxes paid were $128.3 in 1995, $79.4 in 1994 and $111.2 in 1993.

                        HONEYWELL INC. AND SUBSIDIARIES
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

NOTE 5 -- INCOME TAXES (CONTINUED)
    Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of Honeywell's assets and liabilities. Temporary differences comprising the net deferred taxes shown on the statement of financial position are:

                                                1995    1994
                                               ------  ------
Employee benefits............................  $101.6  $142.2
Miscellaneous accruals.......................    76.4    95.2
Excess of tax over book
 depreciation/amortization...................    (8.4)  (24.0)
Asset valuation reserves.....................    37.6    43.0
Long-term contracts..........................    16.0     4.2
State taxes..................................    24.3    28.5
Pension liability adjustment.................    12.7     3.7
Other........................................   (53.4)  (26.6)
                                               ------  ------
                                               $206.8  $266.2

    The components of net deferred taxes shown on the statement of financial position are:

                                                1995    1994
                                               ------  ------
Deferred tax assets..........................  $463.7  $463.8
Deferred tax liabilities.....................   256.9   197.6

    Provision has not been made for U.S. or additional foreign taxes on $585.2 of undistributed earnings of international subsidiaries, as those earnings are considered to be permanently reinvested in the operations of those subsidiaries. It is not practicable to estimate the amount of tax that might be payable on the eventual remittance of such earnings.

    At   December  31,  1995,  foreign   subsidiaries  had  tax  operating  loss
carryforwards of $13.6.

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

    Foreign exchange contracts reduce Honeywell's overall exposure to exchange rate movements, since the gains and losses on these contracts offset losses and gains on the assets, liabilities and transactions being hedged. Honeywell hedges a significant portion of all known foreign exchange exposures, including intercompany transactions. The notional amount of Honeywell's outstanding foreign currency contracts, consisting of forwards, purchased options and swaps was approximately $1,262.2 and $1,088.6 at December 31, 1995, and 1994, respectively. These contracts generally have a term of less than one year.

NOTE 7 -- INVESTMENTS IN DEBT AND EQUITY SECURITIES
    In 1994, Honeywell adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which specifies certain accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities.

                        HONEYWELL INC. AND SUBSIDIARIES
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

NOTE 7 -- INVESTMENTS IN DEBT AND EQUITY SECURITIES (CONTINUED)
    Honeywell's investments in held-to-maturity securities are reported at amortized cost in the statement of financial position as follows:

                                                1995    1994
                                               ------  ------
Cash equivalents.............................  $161.6  $124.9
Short-term investments.......................     9.0     6.6
Investments and advances.....................     6.9    12.9
                                               ------  ------
                                               $177.5  $144.4

    Held-to-maturity securities generally mature within one year and include the following:

                                                1995    1994
                                               ------  ------
Time deposits with financial institutions....  $ 53.4  $ 85.8
Commercial paper.............................   109.3    42.4
Other........................................    14.8    16.2
                                               ------  ------
                                               $177.5  $144.4

    Honeywell's purchases of held-to-maturity securities, consisting primarily of commercial paper amounted to $3,528.0 and $1,674.8 in 1995 and 1994, respectively. Proceeds from maturities of held-to-maturity securities amounted to $3,494.3 and $1,673.9 in 1995 and 1994, respectively. Honeywell has no investments in trading securities, and available-for-sale securities are not material. The estimated aggregate fair value of these securities approximates their carrying amounts in the statement of financial position. Gross unrealized holding gains and losses were not material in any year.

NOTE 8 -- RECEIVABLES
    Receivables have been reduced by an allowance for doubtful accounts as follows:

                                                                                        1995         1994
                                                                                     -----------  -----------
Receivables, current...............................................................   $    34.5    $    31.1
Long-term receivables..............................................................         0.7          0.7

    Receivables include approximately $20.1 in 1995 and $21.9 in 1994 billed to customers but not paid pursuant to contract retainage provisions. These balances are due upon completion of the contracts, generally within one year.

    Unbilled receivables related to long-term contracts amount to $314.0 and $295.9 at December 31, 1995, and 1994, respectively, and are generally billable and collectible within one year.

    Long-term, interest-bearing notes receivable from the sale of assets have been reduced by valuation reserves of $1.8 in 1995 and $1.9 in 1994 to an amount that approximates realizable value.

    In 1992, Honeywell entered into a three-year agreement, with a large international banking institution, whereby it can sell an undivided interest in a designated pool of trade accounts receivable up to a maximum of $50.0 on an ongoing basis and without recourse. As collections reduce accounts receivable sold, Honeywell may sell an additional undivided interest in new receivables to bring the amount sold up to the $50.0 maximum. Proceeds received from the sale of receivables are included in cash flows from operating activities in the statement of cash flows and amounted to $22.4 in 1995, $34.4 in 1994 and $193.7 in 1993. The uncollected balance of receivables sold amounted to $1.5 and $2.4 at December 31, 1995, and 1994, respectively, and averaged $2.7 and $4.2 during those respective years. The discount recorded on sale of receivables is included in selling, general and administrative

                        HONEYWELL INC. AND SUBSIDIARIES
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

NOTE 8 -- RECEIVABLES (CONTINUED)
expenses on the income statement and amounted to $0.2, $0.4 and $0.7 in 1995, 1994 and 1993, respectively. Honeywell, as agent for the purchaser, retains collection and administrative responsibilities for the participating interests sold.

NOTE 9 -- INVENTORIES

                                                                          1995       1994
                                                                        ---------  ---------
Finished goods........................................................  $   356.6  $   297.4
Inventories related to long-term contracts............................       73.6       89.1
Work in process.......................................................      159.5      156.9
Raw materials and supplies............................................      204.7      216.8
                                                                        ---------  ---------
                                                                        $   794.4  $   760.2

    Inventories related to long-term contracts are net of payments received from customers relating to the uncompleted portions of such contracts in the amounts of $56.4 and $32.5 at December 31, 1995, and 1994, respectively.

NOTE 10 -- PROPERTY, PLANT AND EQUIPMENT

                                                                          1995        1994
                                                                        ---------  ----------
Land..................................................................  $    77.7  $     78.2
Buildings and improvements............................................      585.8       623.4
Machinery and equipment...............................................    2,100.3     1,937.3
Construction in progress..............................................       93.3        77.9
                                                                        ---------  ----------
                                                                        $ 2,857.1  $  2,716.8

NOTE 11 -- FOREIGN SUBSIDIARIES
    The following is a summary of financial data pertaining to foreign subsidiaries:

                                                              1995        1994        1993
                                                            ---------  ----------  ----------
Net income................................................  $   142.9  $    121.5  $    119.8
Assets....................................................  $ 1,849.4  $  1,742.3  $  1,546.5
Liabilities...............................................      802.8       726.4       620.5
                                                            ---------  ----------  ----------
Net assets................................................  $ 1,046.6  $  1,015.9  $    926.0

    Insofar as can be reasonably determined, there are no foreign exchange restrictions that materially affect the financial position or the operating results of Honeywell and its subsidiaries.

                        HONEYWELL INC. AND SUBSIDIARIES
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

NOTE 12 -- INVESTMENTS IN OTHER COMPANIES
    Following is a summary of financial data pertaining to companies 20 to 50 percent owned. The principal company included is Yamatake-Honeywell Co., Ltd., of which Honeywell owns 24.2 percent of the outstanding common stock. This investment had a market value of $316.3 and $327.3 at December 31, 1995, and 1994, respectively.

                                                 1995      1994      1993
                                               --------  --------  --------
Sales........................................  $2,065.1  $1,877.0  $1,866.7
Gross profit.................................     743.5     680.7     682.4
Net income...................................      54.2      48.4      69.8
Equity in net income.........................      13.6      10.5      17.8

Current assets...............................  $1,400.6  $1,371.4  $1,297.0
Noncurrent assets............................     598.8     616.8     588.2
                                               --------  --------  --------
                                                1,999.4   1,988.2   1,885.2
                                               --------  --------  --------
Current liabilities..........................     742.6     841.6     704.5
Noncurrent liabilities.......................     327.8     225.8     359.3
                                               --------  --------  --------
                                                1,070.4   1,067.4   1,063.8
                                               --------  --------  --------
Net assets...................................  $  929.0  $  920.8  $  821.4

Equity in net assets.........................  $  236.8  $  225.5  $  200.3

NOTE 13 -- INTANGIBLE ASSETS
    Intangible assets have been reduced by accumulated amortization as follows:

                                                 1995      1994
                                               --------  --------
Goodwill.....................................  $   49.2  $   42.3
Patents, licenses and trademarks.............      75.8     175.4
Software and other intangibles...............     168.1     152.4

NOTE 14 -- DEBT

SHORT-TERM DEBT

    Honeywell had general purpose lines of credit available totaling $1,089.2 at December 31, 1995. Committed revolving credit lines with 21 banks total $725.0, which management believes is adequate to meet its financing requirements, including support of commercial paper and bank note borrowings. These lines have commitment fee requirements. There were no borrowings on these lines at December 31, 1995. The remaining credit facilities of $364.2 have been arranged by non-U.S. subsidiaries in accordance with customary lending practices in their respective countries of operation. Borrowings against these lines amounted to $5.3 at December 31, 1995. The weighted-average interest rate on short-term borrowings outstanding at December 31, 1995, and 1994, respectively, was as follows: commercial paper, 6.0 percent and 5.7 percent; and notes payable, 6.5 percent and 5.8 percent.

    Short-term debt consists of the following:

                                                 1995      1994
                                               --------  --------
Commercial paper.............................  $   65.0  $  125.0
Notes payable................................      62.8     102.2
Current maturities of long-term debt.........     184.6     133.4
                                               --------  --------
                                               $  312.4  $  360.6

                        HONEYWELL INC. AND SUBSIDIARIES
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

NOTE 14 -- DEBT (CONTINUED)
LONG-TERM DEBT

                                                                              1995       1994
                                                                            ---------  ---------
Honeywell Inc.
  8% dual-currency yen/U.S. dollar notes due 1995.........................             $   120.2
  7 7/8% due 1996.........................................................  $   100.0      100.0
  6 1/4% Deutsche mark bonds due 1997.....................................      104.7       95.2
  7.15% to 7.71% medium-term notes due 1998...............................       50.0       30.0
  7.36% to 7.46% medium-term notes due 1999...............................       70.5       70.5
  7.35% medium-term notes due 2000........................................       75.0
  7.45% medium-term notes due 2001........................................       16.0
  7.48% medium-term notes due 2002........................................       10.0
  8 5/8% due 2006.........................................................      100.0      100.0
  9 1/2% to 10 1/2% due 2003 to 2010......................................        2.0       10.2
Subsidiaries
  9.6% Canadian dollar notes due 1996.....................................       84.4       82.0
  7.0% to 10.0% due 1996 to 2001, various currencies......................       53.0       26.8
                                                                            ---------  ---------
                                                                                665.6      634.9
  Less amount included in short-term debt.................................      184.6      133.4
                                                                            ---------  ---------
                                                                            $   481.0  $   501.5

    The 8 percent dual-currency yen/U.S. dollar notes matured in August 1995. These notes were repaid at a fixed exchange rate and were linked to a currency exchange agreement that resulted in a fixed U.S. dollar interest cost of 10.5 percent.

    The 6 1/4 percent Deutsche mark bonds due 1997 are linked to a currency exchange agreement that converts principal and interest payments into fixed U.S. dollar obligations with an interest cost of 8.17 percent.

    In August 1994, Honeywell initiated a $500.0 medium-term note program whereby it may issue notes with maturities of nine months to 30 years denominated in U.S. dollars or foreign currencies with fixed or variable interest rates. Honeywell issued $121.0 and $100.5 of U.S. dollar fixed-rate medium-term notes in 1995 and 1994, respectively.

    Honeywell utilizes interest rate swaps to manage its interest rate exposures and its mix of fixed and floating interest rates. In 1992, Honeywell entered into interest rate swap agreements effectively converting $100.0 of its 8 5/8 percent debentures due 2006 from fixed-rate debt to floating-rate debt based on six-month LIBOR rates. During 1993, $50.0 of the $100.0 swap was terminated resulting in a gain of $0.9, which was amortized over the remaining life of the swap agreement. In 1993, Honeywell entered into interest rate swap agreements effectively converting the 9.6 percent Canadian dollar notes due 1996 to floating-rate debt based on three-month Canadian bankers acceptance rates. In 1994, Honeywell entered into interest rate swap agreements effectively converting $30.0 of medium-term notes due 1998 and $70.5 of medium-term notes due 1999 to floating rate debt based on three-month LIBOR rates. In 1995, interest rate swap agreements were initiated to effectively convert $40.0 of medium-term notes back to fixed-rate debt. The swap agreements for the 9.6 percent Canadian dollar notes expire in December 1996 and for the medium-term notes: $20.0 in December 1996, $20.0 in July 1997, $20.0 in May 1998, $10.0 in
September 1998, $50.0 in August 1999 and $20.5 in September 1999. The swap agreement for 8 5/8 percent debentures expired in September 1995.

                        HONEYWELL INC. AND SUBSIDIARIES
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

NOTE 14 -- DEBT (CONTINUED)
    Annual sinking-fund and maturity requirements for the next five years on long-term debt outstanding at December 31, 1995, are as follows:

1996..............................................   $   184.6
1997..............................................       108.9
1998..............................................        97.5
1999..............................................        71.1
2000..............................................        75.1

    Interest paid amounted to $86.0, $69.1 and $63.9 in 1995, 1994 and 1993, respectively.

NOTE 15 -- FAIR VALUE OF FINANCIAL INSTRUMENTS
    All financial instruments are held for purposes other than trading. The estimated fair values of all nonderivative financial instruments approximate their carrying amounts in the statement of financial position with the exception of long-term debt. The estimated fair value of long-term debt is based on quoted market prices for the same or similar issues or on current rates available to Honeywell for debt of the same remaining maturities. The carrying amount of long-term debt was $665.6 and $634.9 at December 31, 1995, and 1994, respectively; and the fair value was $702.6 and $630.3 at December 31, 1995, and 1994, respectively.

    The carrying amount of interest rate swaps was zero at December 31, 1995 and 1994. The gross unrealized market loss on interest rate swaps was $4.7 and $7.5 at December 31, 1995, and 1994, respectively. The carrying amount of foreign currency contracts was $25.7 and $18.3 at December 31, 1995, and 1994, respectively. The gross unrealized market gain on foreign currency contracts was $32.5 and $26.6 and the gross unrealized market loss was $27.8 and $28.3 at December 31, 1995, and 1994, respectively. The estimated fair value of interest rate swaps and foreign currency contracts, which is the gross unrealized market gain or loss, is based primarily on quotes obtained from various financial institutions that deal in these types of instruments.

    Honeywell is exposed to credit risk to the extent of nonperformance by the counterparties to the foreign currency contracts and the interest rate swaps discussed above. However, the credit ratings of the counterparties, which consist of a diversified group of financial institutions, are regularly monitored and risk of default is considered remote.

NOTE 16 -- LEASING ARRANGEMENTS
    As lessee, Honeywell has minimum annual lease commitments outstanding at December 31, 1995, with the majority of the leases having initial periods ranging from one to 10 years. Following is a summary of operating lease information:

                                                                  OPERATING
                                                                   LEASES
                                                                 -----------
1996...........................................................   $   105.6
1997...........................................................        82.5
1998...........................................................        60.7
1999...........................................................        44.5
2000...........................................................        34.2
2001 and beyond................................................       131.0
                                                                 -----------
                                                                  $   458.5

    Rent expense for operating leases was $143.4 in 1995, $136.9 in 1994 and $134.2 in 1993.

                        HONEYWELL INC. AND SUBSIDIARIES
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

NOTE 16 -- LEASING ARRANGEMENTS (CONTINUED)
    Substantially all leases are for plant, warehouse, office space and automobiles. A number of the leases contain renewal options ranging from one to 10 years.

NOTE 17 -- CAPITAL STOCK

                                                                                   ADDITIONAL
                                                                        COMMON       PAID-IN     TREASURY
                                                                         STOCK       CAPITAL       STOCK
                                                                      -----------  -----------  -----------
Balance January 1, 1993.............................................   $   282.7    $   423.8   $  (1,219.0)
Purchase of treasury stock --
  6,916,868 shares..................................................                                 (240.0)
Issued for employee stock plans --
  1,907,165 treasury shares.........................................                      7.7          30.6
  110,934 shares canceled...........................................        (0.2)
                                                                      -----------  -----------  -----------
Balance December 31, 1993...........................................       282.5        431.5      (1,428.4)
Purchase of treasury stock --
  5,223,800 shares..................................................                                 (168.0)
Issued for employee stock plans --
  962,242 treasury shares...........................................                     15.4          19.9
  42,570 shares canceled............................................        (0.1)
                                                                      -----------  -----------  -----------
Balance December 31, 1994...........................................       282.4        446.9      (1,576.5)
Purchase of treasury stock --
  3,090,400 shares..................................................                                 (129.3)
Issued for Honeywell Foundation pledge
  1,000,000 treasury shares.........................................                     13.4          21.7
Issued for employee stock plans --
  1,814,714 treasury shares.........................................                     21.0          33.9
  159,296 shares canceled...........................................        (0.2)
                                                                      -----------  -----------  -----------
Balance December 31, 1995...........................................   $   282.2    $   481.3   $  (1,650.2)

KEY EMPLOYEE PLANS

    In 1993, the Board of Directors adopted, and the stockholders approved, the 1993 Honeywell Stock and Incentive Plan. The plan, which terminates December 31, 1998, provides for the award of up to 7,500,000 shares of common stock. The purpose of the plan is to further the growth, development and financial success of Honeywell and its subsidiaries by aligning the personal interests of key employees, through the ownership of shares of common stock and through other incentives, to those of Honeywell stockholders. The plan is further intended to provide flexibility to Honeywell in its ability to compensate key employees and to motivate, attract and retain the services of such key employees who have the ability to enhance the value of Honeywell and its subsidiaries. Awards made under the plan may be in the form of stock options, restricted stock or other stock-based awards. The plan replaced existing similar plans, and awards currently outstanding under those plans were not affected. There were 9,099,612 shares reserved for all key employee plans at December 31, 1995.

                        HONEYWELL INC. AND SUBSIDIARIES
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

NOTE 17 -- CAPITAL STOCK (CONTINUED)
    Options to purchase common stock have been granted to key employees at 100 percent of the market price on date of grant. The following is a summary of stock options under all plans:

                                                           1995        1994         1993
                                                        ----------  -----------  -----------
Granted --
  Number of shares....................................   1,891,333    1,001,250      969,173
  Price per share.....................................     $31-$48      $33-$36      $31-$38
Exercised --
  Number of shares....................................   1,248,457      320,337    1,020,769
  Price per share.....................................     $15-$38      $12-$33      $12-$33
Outstanding December 31 --
  Number of shares....................................   5,963,023    5,346,237    4,739,683
  Price per share.....................................     $15-$48      $15-$38      $12-$38

    Options totaling 4,086,647 shares at prices ranging from $16 to $38 were exercisable at December 31, 1995.

    Restricted shares of common stock are issued to certain key employees as compensation. Restricted shares are awarded with a fixed restriction period, usually five years, or with a restriction period that may be shortened dependent on the achievement of performance goals within a specified measurement period. Participants have the rights of stockholders, including the right to receive cash dividends and the right to vote. Restricted shares forfeited revert to Honeywell at no cost. Restricted shares issued totaled 212,781 in 1995, 141,376 in 1994 and 533,995 in 1993. The cost of restricted stock is charged to income over the restriction period and amounted to $3.2 in 1995, $5.6 in 1994 and $6.3 in 1993. At December 31, restricted shares outstanding pursuant to key employee plans totaled 746,150 in 1995, 767,209 in 1994 and 775,861 in 1993.

EMPLOYEE STOCK MATCH PLANS

    In 1990, Honeywell adopted Stock Match and Performance Stock Match plans under which Honeywell matches, in the form of Honeywell common stock, certain eligible U.S. employee savings plan contributions. Shares issued under the stock match plans totaled 571,905 shares in 1995, 634,561 shares in 1994 and 643,913 shares in 1993 at a cost of $24.2, $20.7 and $22.3, respectively. There were 1,141,829 shares reserved for employee stock match plans at December 31, 1995.

STOCK PLEDGE

    In 1993, Honeywell pledged to the Honeywell Foundation a five-year option to purchase 2,000,000 shares of common stock at $33 per share. This option is transferable to charitable organizations and exercisable in whole or in part, subject to certain conditions, from time to time during its term. Shares purchased under the option totaled 1,000,000 in 1995. No shares were purchased under this option in 1994 or 1993.

PREFERENCE STOCK

    Twenty-five million preference shares with a par value of $1 have been authorized. None have been issued at December 31, 1995.

                        HONEYWELL INC. AND SUBSIDIARIES
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

NOTE 18 -- RETAINED EARNINGS

                                                              1995        1994        1993
                                                            ---------  ----------  ----------
Balance January 1.........................................  $ 2,600.4  $  2,447.3  $  2,247.0
Net income................................................      333.6       278.9       322.2
Dividends
  1995-$1.01 PER SHARE....................................     (128.2)
  1994-$0.97 per share....................................                 (125.8)
  1993-$0.9075 per share..................................                             (121.9)
                                                            ---------  ----------  ----------
Balance December 31.......................................  $ 2,805.8  $  2,600.4  $  2,447.3

    Included in retained earnings are undistributed earnings of companies 20 to 50 percent owned, amounting to $144.7 at December 31, 1995.

NOTE 19 -- SEGMENT INFORMATION
    Honeywell is a global controls company focused on creating value through control technology. Honeywell serves customers worldwide through operations engaged in the design, development, manufacture, marketing and service of control solutions in three industry segments -- Home and Building Control, Industrial Control and Space and Aviation Control.

    Home and Building Control provides products and services to create efficient, safe, comfortable environments by offering controls for heating, ventilation, humidification and air-conditioning equipment; security and fire alarm systems; home automation systems; energy-efficient lighting controls; and building management systems and services. Customers include building managers and owners; distributors and wholesalers; heating, ventilation and air conditioning manufacturers; home builders; home owners; and original equipment manufacturers.

    Industrial Control produces systems for the automation and control of process operations in industries such as oil refining, oil and gas drilling, pulp and paper manufacturing, food processing, chemical manufacturing and power generation; solid-state sensors for position, pressure, air flow, temperature and current; precision electromechanical switches; manual controls; advanced vision-based sensors; fiber-optic components; and solenoid valves used in fluid control and processing industries. Customers include appliance manufacturers; automotive companies; food processing companies; oil and gas producers; refining and petrochemical companies; pharmaceutical companies; paper companies; and utilities.

    Space and Aviation Control is a full-line avionics supplier and systems integrator for commercial, military and space applications, providing automatic flight control systems; electronic cockpit displays; flight management systems; navigation, surveillance and warning systems; severe weather avoidance systems; and flight reference sensors. Customers include airframe manufacturers; international, national and regional airlines; NASA; prime U.S. defense contractors; and the U.S. Department of Defense.

    The "other" category comprises primarily research and development operations, such as Solid State Electronics Center and Honeywell Technology Center, that are not a significant part of Honeywell's operations either individually or in the aggregate.

    Information concerning Honeywell's sales, operating profit and identifiable assets by industry segment can be found on page 10. This information for 1995, 1994 and 1993 is an integral part of these financial statements. Sales include external sales only. Intersegment sales are not significant. Corporate and other assets include the assets of the entities in the "other" category and cash, short-term investments, investments, property and deferred taxes held by corporate.

                        HONEYWELL INC. AND SUBSIDIARIES
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

NOTE 19 -- SEGMENT INFORMATION (CONTINUED)
    Following is additional financial information relating to industry segments:

                                                               1995         1994         1993
                                                            -----------  -----------  -----------
Capital expenditures
  Home and Building Control...............................   $    87.2    $    95.6    $    73.6
  Industrial Control......................................        73.0         73.6         72.8
  Space and Aviation Control..............................        42.9         54.9         58.4
  Corporate and other.....................................        35.0         38.3         27.3
                                                            -----------  -----------  -----------
                                                             $   238.1    $   262.4    $   232.1
Depreciation and amortization
  Home and Building Control...............................   $    87.4    $    71.8    $    67.9
  Industrial Control......................................        69.3         67.1         59.9
  Space and Aviation Control..............................       109.7        120.0        127.0
  Corporate and other.....................................        26.5         28.5         30.1
                                                            -----------  -----------  -----------
                                                             $   292.9    $   287.4    $   284.9

    Honeywell engages in material operations in foreign countries, the majority of which are located in Europe. Other geographic areas of operation include Canada, Latin America and Asia Pacific.

    Following is financial information relating to geographic areas:

                                                              1995        1994        1993
                                                            ---------  ----------  ----------
External sales
  United States...........................................  $ 4,087.5  $  3,824.7  $  3,895.1
  Europe..................................................    1,858.9     1,528.5     1,441.2
  Other areas.............................................      784.9       703.8       626.7
                                                            ---------  ----------  ----------
                                                            $ 6,731.3  $  6,057.0  $  5,963.0
Transfers between geographic areas
  United States...........................................  $   318.6  $    293.3  $    246.7
  Europe..................................................       67.1        46.3        36.9
  Other areas.............................................       61.5        54.3        47.6
                                                            ---------  ----------  ----------
                                                            $   447.2  $    393.9  $    331.2
Total sales
  United States...........................................  $ 4,406.1  $  4,118.0  $  4,141.8
  Europe..................................................    1,926.0     1,574.8     1,478.1
  Other areas.............................................      846.4       758.1       674.3
  Eliminations............................................     (447.2)     (393.9)     (331.2)
                                                            ---------  ----------  ----------
                                                            $ 6,731.3  $  6,057.0  $  5,963.0

                        HONEYWELL INC. AND SUBSIDIARIES
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

NOTE 19 -- SEGMENT INFORMATION (CONTINUED)

                                                              1995        1994        1993
                                                            ---------  ----------  ----------
Operating profit
  United States...........................................  $   425.4  $    343.7  $    384.1
  Europe..................................................      191.7       139.1       140.2
  Other areas.............................................       55.7        41.2        44.4
                                                            ---------  ----------  ----------
  Operating profit........................................      672.8       524.0       568.7
  Interest expense........................................      (83.3)      (75.5)      (68.0)
  Litigation settlements..................................                               32.6
  Equity income...........................................       13.6        10.5        17.8
  General corporate expense...............................      (97.6)      (89.3)      (72.6)
                                                            ---------  ----------  ----------
  Income before income taxes..............................  $   505.5  $    369.7  $    478.5

Identifiable assets
  United States...........................................  $ 2,331.1  $  2,356.2  $  2,337.5
  Europe..................................................    1,375.0     1,303.1     1,111.4
  Other areas.............................................      461.4       434.9       357.1
  Corporate...............................................      892.7       791.7       792.1
                                                            ---------  ----------  ----------
                                                            $ 5,060.2  $  4,885.9  $  4,598.1

    Honeywell transfers products from one geographic region for resale in another. These transfers are priced to provide both areas with an equitable share of the overall profit.

    Operating profit is net of provisions for special charges amounting to $62.7 and $51.2 in 1994 and 1993, respectively, (see Note 4) as follows: United States, $23.2 and $22.4; Europe, $29.6 and $20.3; other areas, $9.9 in 1994.
General corporate expense includes special charges of $8.5 in 1993.

    General corporate expense has been reduced by royalty income of $8.2 in 1994 and $31.4 in 1993 (see Note 3).

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

    The components of net periodic pension cost for U.S. defined benefit pension plans are as follows:

                                                               1995         1994         1993
                                                            -----------  -----------  -----------
Service cost of benefits earned during the period.........   $    50.5    $    53.8    $    48.3
Interest cost of projected benefit obligation.............       222.8        201.5        198.9
Actual return on assets...................................      (400.8)       (73.3)      (225.7)
Net amortization and deferral.............................       228.9        (92.6)        69.3
                                                            -----------  -----------  -----------
                                                             $   101.4    $    89.4    $    90.8

                        HONEYWELL INC. AND SUBSIDIARIES
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

NOTE 20 -- PENSION PLANS (CONTINUED)
    Following is a summary of assumptions used in the accounting for the U.S. defined benefit plans.

                                                                         1995           1994           1993
                                                                     -------------  -------------  -------------
Discount rate used in determining present values...................        7.5%           8.5%           7.5%
Annual increase in future compensation levels......................        3.5%           4.5%           4.0%
Expected long-term rate of return on assets........................        8.5%           8.5%           8.5%

    Employees in foreign countries who are not U.S. citizens are covered by various retirement benefit arrangements, some of which are considered to be defined benefit pension plans for accounting purposes. The net cost of all foreign pension plans amounted to $(3.6) in 1995, $1.2 in 1994 and $14.2 in 1993.

    The components of net periodic pension cost for foreign defined benefit pension plans are as follows:

                                                                          1995            1994           1993
                                                                     ---------------  -------------  -------------
Service cost of benefits earned during the period..................     $    31.2       $    30.3      $    25.8
Interest cost of projected benefit obligation......................          55.7            47.6           46.3
Actual return on assets............................................         (90.6)          (43.2)        (111.7)
Net amortization and deferral......................................          (3.2)          (37.1)          50.7
                                                                           ------     -------------  -------------
                                                                        $    (6.9)      $    (2.4)     $    11.1

    Assumptions used in the accounting for foreign defined benefit plans were:

                                                                         1995           1994           1993
                                                                     -------------  -------------  -------------
Discount rate used in determining present values...................     4.5-9.5%       4.5-9.0%       5.0-9.0%
Annual increase in future compensation levels......................    2.0-7.25%       2.0-8.0%       2.0-8.0%
Expected long-term rate of return on assets........................     5.5-9.0%       5.5-9.5%       6.0-9.5%

    The plans' funded status as of September 30 and amounts recognized in Honeywell's statement of financial position for its pension plans are summarized below.

                                                                                      Plans Whose    Plans Whose
                                                                                     Assets Exceed   Accumulated
                                                                                      Accumulated     Benefits
1995 (U.S. AND FOREIGN)                                                                Benefits     Exceed Assets
-----------------------------------------------------------------------------------  -------------  -------------
Actuarial present value of benefit obligations:
  Vested benefit obligation........................................................    $  (503.3)    $  (2,778.7)
  Accumulated benefit obligation...................................................    $  (506.5)    $  (2,988.4)
  Projected benefit obligation.....................................................    $  (631.4)    $  (3,236.0)
Plan assets at fair value..........................................................        809.2         2,740.5
                                                                                     -------------  -------------
Projected benefit obligation (in excess of) less than plan assets..................        177.8          (495.5)
Remaining unrecognized net transition obligation (asset)...........................        (68.6)           11.1
Unrecognized prior service cost....................................................          3.8           205.9
Unrecognized net (gain) loss.......................................................        (34.6)          259.8
Fourth-quarter 1995 contributions to plans.........................................                         36.1
Adjustment to recognize minimum liability..........................................                       (220.2)
                                                                                     -------------  -------------
Overfunded (unfunded) pension asset (liability) recognized in the statement of
 financial position................................................................    $    78.4     $    (202.8)

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

    Adjustments recorded to recognize the minimum liability required for defined benefit pension plans whose accumulated benefits exceed assets amounted to $220.2 in 1995 and $129.4 in 1994. A corresponding amount was recognized as an intangible asset to the extent of unrecognized prior service cost and unrecognized transition obligation. At December 31, 1995, $32.6 of excess minimum liability resulted in a reduction in stockholders' equity, net of income taxes, of $19.9. At December 31, 1994, $9.6 of excess minimum liability resulted in a reduction in stockholders' equity, net of income taxes, of $5.9.

    Plan assets are held by trust funds devoted to servicing pension benefits and are not available to Honeywell until all covered benefits are satisfied after a plan is terminated. The assets held by the trust funds consist of a diversified portfolio of fixed-income investments and equity securities.

NOTE 21 -- POSTRETIREMENT BENEFITS OTHER THAN PENSIONS
    Substantially all of Honeywell's domestic and Canadian employees who retire from Honeywell between the ages of 55 and 65 with 10 or more years of service are eligible to receive health-care benefits, until age 65, identical to those available to active employees. Honeywell funds postretirement benefits on a pay-as-you-go basis.

    The components of net periodic postretirement benefit cost are as follows:

                                                                  1995         1994         1993
                                                                --------     --------     --------
Service cost of benefits earned during the period...........    $ 11.5       $ 10.4       $ 11.5
Interest cost on accumulated postretirement benefit
 obligation.................................................      23.1         18.0         22.2
Net amortization............................................       1.1          0.5
                                                                --------     --------     --------
                                                                $ 35.7       $ 28.9       $ 33.7

                        HONEYWELL INC. AND SUBSIDIARIES
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

NOTE 21 -- POSTRETIREMENT BENEFITS OTHER THAN PENSIONS (CONTINUED)
    The amounts recognized in Honeywell's statement of financial position are as follows:

                                                                 1995      1994
                                                                ------    ------
Accumulated postretirement benefit obligation:
  Retirees..................................................    $ 90.4    $ 87.7
  Fully eligible active plan participants...................      63.8      58.7
  Other active plan participants............................     175.5     151.8
  Unrecognized prior service cost...........................      (6.9)     (7.7)
  Unrecognized net gain (loss)..............................     (14.8)      2.3
                                                                ------    ------
Accrued postretirement benefit cost.........................    $308.0    $292.8

    The discount rate used in determining the  APBO was 7.0 percent in 1995  and
8.0 percent in 1994. The assumed health-care cost trend rate used in measuring the APBO was 8.2 percent in 1996, then declining by 0.5 percent per year to an ultimate rate of 5.5 percent. The health-care cost trend rate assumption has a significant effect on the amounts reported. For example, a one percent increase in the health-care trend rate would increase the APBO by 11.3 percent at December 31, 1995, and the net periodic postretirement benefit cost by 13.6 percent for 1995.

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

    On January 9, 1995, Judge Mariana Pfaelzer of the U.S. District Court set aside an August 1993 jury verdict and damage award of $1,200.0 against Honeywell in the patent and interference with contract case. She ruled, among other things, that the Litton patent was unenforceable because it was obtained by inequitable conduct and invalid because it was an invention that would have been obvious from combining existing processes. She further ruled that if her judgment were ever subsequently vacated or reversed on appeal, Honeywell would be granted a new trial on the issue of damages because the jury's 1993 award was inconsistent with the clear weight of the evidence and permitting it to stand would constitute a miscarriage of justice. Litton has appealed to the Court of Appeals for the Federal Circuit, Washington, D.C. Briefs for the appeal have been submitted by the parties and oral arguments were presented December 8, 1995. Honeywell believes that Judge Pfaelzer's rulings will be upheld on appeal. As a result, no provision has been made in the financial statements with respect to this contingent liability.

    The trial for the antitrust case began on November 20, 1995, before Judge Pfaelzer and a different jury. Prior to the jury's deliberations in the antitrust trial, the court dismissed, for failure of proof, Litton's contentions that Honeywell engaged in below-cost predatory pricing, illegal tying, bundling and illegally acquiring Sperry Avionics in 1986. The case was submitted to the jury on two claims,

                        HONEYWELL INC. AND SUBSIDIARIES
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

NOTE 22 -- CONTINGENCIES (CONTINUED)
monopolization and attempt to monopolize, both based on Litton's allegations that Honeywell entered into certain exclusive dealings and penalty arrangements with aircraft manufacturers and airlines to exclude Litton from the commercial aircraft market. On February 29, 1996, the jury returned a $234 million verdict against Honeywell for the monopolization claim. On March 1, 1996, the jury indicated that it was unable to reach a verdict on damages for the attempted monopolization claim, and a mistrial was declared on that claim.

    Honeywell continues to maintain that it competed vigorously and lawfully in the inertial navigation business and will continue to defend itself against Litton's allegations. Honeywell believes that the jury's partial verdict should be overturned because Litton (i) failed to prove essential elements of liability and (ii) failed to submit competent evidence to support its claim for damages by offering only a speculative, all-or-nothing $298.5 million damage study. Honeywell will file post-verdict motions with the trial court asking that judgment be granted in favor of Honeywell as a matter of law or, in the alternative, for a new trial, and will argue important procedural and other matters which could dispose of this case. If the $234 million jury verdict withstands post-verdict motions, in whole or in part, any dollar judgment will be trebled under federal antitrust laws and will be appealed by Honeywell. The case will conclude only when the trial and appellate courts resolve all of the legal issues that could reduce or eliminate the jury verdict. As a result, no provision has been made in the financial statements with respect to this contingent liability.

ENVIRONMENTAL MATTERS

    Honeywell's manufacturing sites generate both hazardous and nonhazardous wastes, the treatment, storage, transportation and disposal of which are subject to various local, state and national laws relating to protection of the environment. Honeywell is in varying stages of investigation or remediation of potential, alleged or acknowledged contamination at currently or previously owned or operated sites and at off-site locations where its wastes were taken for treatment or disposal. In connection with the cleanup of various off-site locations, Honeywell, along with a large number of other entities, has been designated a potentially responsible party (PRP) by the U.S. Environmental Protection Agency under the Comprehensive Environmental Response, Compensation and Liability Act or by state agencies under similar state laws (Superfund), which potentially subject PRPs to joint and several liability for the costs of such cleanup. In addition, Honeywell is incurring costs relating to environmental remediation pursuant to the federal Resource Conservation and Recovery Act. Based on Honeywell's assessment of the costs associated with its environmental responsibilities, compliance with federal, state and local laws regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had, and in the opinion of Honeywell management, will not have a material effect on Honeywell's financial position, net income, capital expenditures or competitive position. Honeywell's opinion with regard to Superfund matters is based on its assessment of the predicted investigation, remediation and associated costs, its expected share of those costs and the availability of legal defenses. Honeywell's policy is to record environmental liabilities when loss amounts are probable and reasonably estimable.

OTHER MATTERS

    Honeywell is a party to a large number of other legal proceedings, some of which are for substantial amounts. It is the opinion of management that any losses in connection with these matters will not have a material effect on Honeywell's net income, financial position or liquidity.

    Honeywell has entered into letter of credit agreements with various financial institutions to support certain financing instruments and insurance policies aggregating approximately $135.0 at December 31, 1995.

                        HONEYWELL INC. AND SUBSIDIARIES
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

NOTE 23 -- QUARTERLY DATA (UNAUDITED)

1995                                                     1ST QTR.    2ND QTR.    3RD QTR.    4TH QTR.
------------------------------------------------------  ----------  ----------  ----------  ----------
Sales.................................................   $1,478.7    $1,655.6    $1,680.3    $1,916.7
Cost of sales.........................................    1,013.2     1,137.8     1,148.1     1,285.1
Net income............................................       54.7        68.9        84.2       125.8
  Per share...........................................       0.43        0.54        0.66        0.99

1994                                                     1st Qtr.    2nd Qtr.    3rd Qtr.    4th Qtr.
------------------------------------------------------  ----------  ----------  ----------  ----------
Sales.................................................    $1,347.9    $1,463.8    $1,507.6    $1,737.7
Cost of sales.........................................       917.3     1,001.8     1,011.9     1,151.1
Net income............................................        47.7        56.9        69.4       104.9
  Per share...........................................        0.36        0.44        0.54        0.81

    The fourth quarter of 1994 includes special charges of $62.7, or $37.6 ($0.29 per share) after income taxes (see Note 4). The fourth quarter of 1994 also includes a reduction of the provision for income taxes of $37.6 ($0.29 per share) related to a favorable tax settlement (see Note 5).

                                                                    Common Stock Price
                                                                     (New York Stock
                                                                         Exchange
                                                      Dividends         Composite)
                                                      Per Share      High        Low
                                                      ----------    -------    -------
1995     FIRST QUARTER................................ $.25         $38 1/2    $30 3/4
         SECOND QUARTER...............................  .25          44 3/4     36 3/4
         THIRD QUARTER................................  .25          46 1/2     40 5/8
         FOURTH QUARTER...............................  .26          49 1/2     39 1/4

1994     First Quarter................................ $.24         $35 1/2    $31 3/4
         Second Quarter...............................  .24          34 1/2     30 1/2
         Third Quarter................................  .24          36 7/8     31
         Fourth Quarter...............................  .25          35 5/8     28 1/4

    Stockholders of record on February 2, 1996, totaled 32,529.

NOTE 24 -- SUBSEQUENT EVENT
    On February 12, 1996, Honeywell announced that it had entered into a definitive agreement to acquire Duracraft Corp. for approximately $283.0 in cash. Under the terms of the agreement, which was unanimously approved by the boards of directors of both companies, a Honeywell subsidiary commenced an all-cash tender offer for all the shares of Duracraft, which was concluded on March 15 with approximately 93.4 percent of such shares being tendered. Duracraft Corp. develops, manufactures and markets consumer household products in five major areas: heaters, fans, humidifiers, air cleaners and vaporizers. The acquisition will be accounted for as a purchase and will be included in the Home and Building Control industry segment.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    No report on Form 8-K reporting a change in Honeywell's certifying independent accountants has been filed within the 24 months prior to the date of the most recent financial statements.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Pages 3 through 9 and page 25 of the Honeywell Notice of 1996 Annual Meeting and Proxy Statement are incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

    Pages 14 through 22 of the Honeywell Notice of 1996 Annual Meeting and Proxy Statement are incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Page 13 of the Honeywell Notice of 1996 Annual Meeting and Proxy Statement are incorporated herein by reference.

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

                                                                                         PAGE
                                                                                       ---------
Honeywell Inc. and Subsidiaries:
  Independent Auditors' Report.......................................................         21
  Income Statement...................................................................         22
  Statement of Financial Position....................................................         23
  Statement of Cash Flows............................................................         24
  Notes to Financial Statements......................................................      25-44

2.  FINANCIAL STATEMENT SCHEDULES
    The schedules required to be filed as part of this Annual Report on Form 10-K are listed below with their location in this report.

                                                                       PAGE
                                                                       ----
Honeywell Inc. and Subsidiaries:
  Independent Auditors' Report......................................    21
  Schedules for the Years Ended December 31, 1995, 1994 and 1993:
       II   --    Valuation Reserves................................    49

    All schedules, other than indicated above, are omitted because of the absence of the conditions under which they are required or because the information required is shown in the financial statements or notes thereto.

3.  EXHIBITS
    Documents Incorporated by Reference:

 (3)(a)      Restated  Certificate  of Incorporation  of Honeywell  Inc. dated  June 18,
             1991.
 (4)(a)      Rights Agreement  between Honeywell  Inc. and  Chemical Mellon  Shareholder
             Services  L.L.C.,  as  Rights  Agent,  dated  as  of  January  16,  1996 is incorporated by reference  to Exhibit  4 to Honeywell's  Current Report  on
             Form 8-K dated January 31, 1996.
 (4)(b)      Indenture, dated as of August 1, 1994, between Honeywell Inc. and The Chase
             Manhattan  Bank  (National  Association),  as  Trustee  for  Honeywell Inc.
             Medium-Term Notes, Series A is incorporated by reference to Exhibit  (4)(b)
             to Honeywell's Annual Report on Form 10-K for 1994.
(10)(iii)(a) Honeywell  Key  Employee  Severance  Plan, as  amended  is  incorporated by reference to Exhibit (10)(iii)(a) to Honeywell's Annual Report on Form 10-K
             for 1994.*
(10)(iii)(b) Honeywell Supplementary Executive Retirement Plan for Mid-Career Hires,  as
             amended is incorporated by reference to Exhibit (10)(iii)(b) to Honeywell's
             Annual Report on Form 10-K for 1994.*
(10)(iii)(c) Honeywell-Norwest  Rabbi  Trust Agreement,  as  amended is  incorporated by reference to Exhibit (10)(iii)(c) to Honeywell's Annual Report on Form 10-K
             for 1994.*
(10)(iii)(d) 1993 Honeywell  Stock and  Incentive Plan,  as amended  is incorporated  by reference to Exhibit (10)(iii)(d) to Honeywell's Annual Report on Form 10-K
             for 1994.*
(10)(iii)(e) 1988  Honeywell Stock  and Incentive  Plan, as  amended is  incorporated by reference to Exhibit (10)(iii)(e) to Honeywell's Annual Report on Form 10-K
             for 1994.*
(10)(iii)(h) Honeywell Supplementary  Executive  Retirement  Plan  for  Compensation  in
             Excess  of $200,000,  as amended  is incorporated  by reference  to Exhibit
             (10)(iii)(h) to Honeywell's Annual Report on Form 10-K for 1994.*
(10)(iii)(i) Honeywell Supplementary Executive Retirement Plan for CECP Participants, as
             amended is incorporated by reference to Exhibit (10)(iii)(i) to Honeywell's
             Annual Report on Form 10-K for 1994.*
(10)(iii)(j) Honeywell Supplementary  Retirement Plan,  as  amended is  incorporated  by reference to Exhibit (10)(iii)(j) to Honeywell's Annual Report on Form 10-K
             for 1994.*
(10)(iii)(k) Honeywell Supplementary Executive Retirement Plan for Benefits in Excess of
             Limits  Under  Tax  Reform  Act  of 1986,  as  amended  is  incorporated by reference to Exhibit (10)(iii)(k) to Honeywell's Annual Report on Form 10-K
             for 1994.*
(10)(iii)(l) Honeywell Executive Life Insurance Agreement, is incorporated by  reference to Exhibit 10(iii)(m) to Honeywell's Annual Report on Form 10-K for 1993.*
(10)(iii)(m) Form  of  Executive Termination  Contract is  incorporated by  reference to
             Exhibit   to Honeywell's Annual Report on Form 10-K for 1994.*
(99)(ii)     Honeywell Notice of 1996 Annual Meeting and Proxy Statement.**
Exhibits submitted herewith:
 (3)(b)      By-laws of Honeywell Inc., as amended through September 19, 1995.
(10)(iii)(f) Restricted-Stock Retirement Plan for Non-Employee Directors, as amended.*
(10)(iii)(g) Honeywell Corporate Executive Compensation Plan, as amended*
(10)(iii)(n) Honeywell Inc. Compensation Plan for Outside Directors.*
(10)(iii)(o) Honeywell Senior Management Performance Incentive Plan.*
(11)         Computation of Earnings Per Share.
(12)         Computation of Ratios of Earnings to Fixed Charges.
(21)         Subsidiaries of Honeywell.
(23)         Consent of Independent Auditors.
(24)         Powers of Attorney.

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

                                          HONEYWELL INC.

                                          By:       /s/ SIGURD UELAND, JR.
                                            ____________________________________
                                             Sigurd Ueland, Jr., Vice President

Dated: March 25, 1996

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

     SIGNATURE                                   TITLE
--------------------    --------------------------------------------------------

M. R. BONSIGNORE        Chairman of the Board and Chief Executive Officer and
                          Director

W. M. HJERPE            Vice President and Chief Financial Officer

P. M. PALAZZARI         Vice President and Controller

A. J. BACIOCCO, JR.     Director

E. E. BAILEY            Director

E. H. CLARK, JR.        Director

W. H. DONALDSON         Director

R. D. FULLERTON         Director

C. M. HAPKA             Director

J. J. HOWARD            Director

B. E. KARATZ            Director

D. L. MOORE             Director

A. B. RAND              Director

S. G. ROTHMEIER         Director

M. W. WRIGHT            Director

                                          By:       /s/ SIGURD UELAND, JR.
                                            ____________________________________
                                                     Sigurd Ueland, Jr.,
                                                       ATTORNEY-IN-FACT
                                                       March 25, 1996

                                                                     SCHEDULE II

                        HONEYWELL INC. AND SUBSIDIARIES
                               VALUATION RESERVES
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                             (DOLLARS IN MILLIONS)

                                                           BALANCE AT       ADDITIONS        DEDUCTIONS       BALANCE
                                                            BEGINNING       CHARGED TO          FROM         AT CLOSE
                                                             OF YEAR          INCOME          RESERVES        OF YEAR
                                                          -------------  ----------------  ---------------  -----------
Reserves deducted from assets to which they apply --
 allowance for doubtful accounts:

         RECEIVABLES -- CURRENT
--------------------------------------------------------
Year ended December 31, 1995............................    $    31.1      $    10.4(1)     $     7.0(2)     $    34.5
                                                          -------------       ------          -------       -----------
                                                          -------------       ------          -------       -----------
Year ended December 31, 1994............................    $    24.3      $    12.5(1)     $     5.7(2)     $    31.1
                                                          -------------       ------          -------       -----------
                                                          -------------       ------          -------       -----------
Year ended December 31, 1993............................    $    26.7      $     9.1(1)     $    11.5(2)     $    24.3
                                                          -------------       ------          -------       -----------
                                                          -------------       ------          -------       -----------
        LONG-TERM RECEIVABLES
--------------------------------------------------------
Year ended December 31, 1995............................    $     0.7      $    --          $    --          $     0.7
                                                          -------------       ------          -------       -----------
                                                          -------------       ------          -------       -----------
Year ended December 31, 1994............................    $     0.5      $    --          $    (0.2)(2)    $     0.7
                                                          -------------       ------          -------       -----------
                                                          -------------       ------          -------       -----------
Year ended December 31, 1993............................    $     0.8      $    --          $     0.3(2)     $     0.5
                                                          -------------       ------          -------       -----------
                                                          -------------       ------          -------       -----------
Reserves deducted from assets to which they apply --
 valuation reserve:

         LONG-TERM RECEIVABLES
--------------------------------------------------------
Year ended December 31, 1995............................    $     1.9      $    (0.1)(1)    $    --          $     1.8
                                                          -------------       ------          -------       -----------
                                                          -------------       ------          -------       -----------
Year ended December 31, 1994............................    $     3.6      $    (1.7)(1)    $    --          $     1.9
                                                          -------------       ------          -------       -----------
                                                          -------------       ------          -------       -----------
Year ended December 31, 1993............................    $     2.9      $     0.7(1)     $    --          $     3.6
                                                          -------------       ------          -------       -----------
                                                          -------------       ------          -------       -----------
Reserves deducted from assets to which they apply --
 allowance for amortization of intangibles:

         GOODWILL
--------------------------------------------------------
Year ended December 31, 1995............................    $    42.3      $    12.6(3)     $     5.7(4)     $    49.2
                                                          -------------       ------          -------       -----------
                                                          -------------       ------          -------       -----------
Year ended December 31, 1994............................    $    34.3      $     8.6(3)     $     0.6(4)     $    42.3
                                                          -------------       ------          -------       -----------
                                                          -------------       ------          -------       -----------
Year ended December 31, 1993............................    $    30.4      $     6.7(3)     $     2.8(4)     $    34.3
                                                          -------------       ------          -------       -----------
                                                          -------------       ------          -------       -----------
        PATENTS, LICENSES AND TRADEMARKS
--------------------------------------------------------
Year ended December 31, 1995............................    $   175.4      $    24.0(3)     $   123.6(4)     $    75.8
                                                          -------------       ------          -------       -----------
                                                          -------------       ------          -------       -----------
Year ended December 31, 1994............................    $   170.0      $    24.2(3)     $    18.8(4)     $   175.4
                                                          -------------       ------          -------       -----------
                                                          -------------       ------          -------       -----------
Year ended December 31, 1993............................    $   144.2      $    25.8(3)     $    --          $   170.0
                                                          -------------       ------          -------       -----------
                                                          -------------       ------          -------       -----------
        SOFTWARE AND OTHER INTANGIBLES
--------------------------------------------------------
Year ended December 31, 1995............................    $   152.4      $    20.2(3)     $     4.5(4)     $   168.1
                                                          -------------       ------          -------       -----------
                                                          -------------       ------          -------       -----------
Year ended December 31, 1994............................    $   135.4      $    19.3(3)     $     2.3(4)     $   152.4
                                                          -------------       ------          -------       -----------
                                                          -------------       ------          -------       -----------
Year ended December 31, 1993............................    $   117.8      $    17.1(3)     $    (0.5)(4)    $   135.4
                                                          -------------       ------          -------       -----------
                                                          -------------       ------          -------       -----------

--------------------------
Notes: (1) Represents  amounts included  in selling,  general and administrative expenses.

       (2) Represents uncollectible accounts written off, less recoveries and translation adjustments.

       (3) Represents amounts included in cost of sales.

       (4) Represents   removal  of  fully  amortized  amounts  and  translation
           adjustments.