Form 10-Q
period 1996-03-31
HONEYWELL INC
filed 1996-05-14
CIK 48305

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.    20549

                                    FORM 10-Q

(MARK ONE)

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

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

As of March 31, 1996, the number of shares outstanding of the registrant's common stock, $1.50 par value, was 126,667,504.

                        PART I.    FINANCIAL INFORMATION
                        --------------------------------

Item 1.    Financial Statements

                                INCOME STATEMENT
                         Honeywell Inc. and Subsidiaries
                                   (Unaudited)

                                                    First Quarter Ended
                                                -----------------------------
(Dollars in Millions Except Per Share Amounts)  March 31, 1996  April 2, 1995
 .............................................................................
SALES                                             $1,619.5        $1,478.7
                                                   -------         -------
COSTS AND EXPENSES
     Cost of sales                                 1,109.0         1,013.2
     Research and development                         85.1            78.8
     Selling, general and administrative             309.3           287.9
     Interest - net                                   17.1            17.3
     Equity (income) loss                              0.3            (1.4)
                                                   -------         -------
                                                   1,520.8         1,395.8
                                                   -------         -------
INCOME BEFORE INCOME TAXES                            98.7            82.9

PROVISION FOR INCOME TAXES                            33.6            28.2
                                                   -------         -------
NET INCOME                                        $   65.1        $   54.7
                                                   =======         =======

EARNINGS PER COMMON SHARE                         $    0.51       $    0.43
                                                   ========        ========

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING      126,851,136     127,156,836


                              STATEMENT OF CASH FLOWS
                         Honeywell Inc. and Subsidiaries
                                   (Unaudited)

                                                              Three Months Ended
                                                        -----------------------------
(Dollars in Millions)                                   March 31, 1996   April 2, 1995
 .....................................................................................
Cash Flows from Operating Activities
  Net income                                               $ 65.1        $54.7
  Adjustments to reconcile net income to net cash flows
   from operating activities:
    Depreciation                                             54.2         57.8
    Amortization of intangibles                              11.0         13.5
    Deferred income taxes                                     0.2         13.2
    Equity (income) loss, net of dividends received           0.6         (1.4)
    Loss on sale of assets                                    0.1          0.4
    Contributions to employee stock plans                    11.5          8.7
    Decrease in receivables                                  65.2         19.0
    Increase in inventories                                 (36.2)       (50.0)
    Decrease in accounts payable                            (71.2)       (56.6)
    Increase in accrued income taxes and interest             3.7         14.0
    Other changes in working capital, excluding short-term
     investments and short-term debt                        (32.6)       (20.0)
    Other noncurrent items - net                              3.5        (16.9)
                                                             ----         ----
  Net cash flows from operating activities                   75.1         36.4
                                                             ----         ----
Cash Flows from Investing Activities

  Proceeds from sale of assets                               29.9          2.5
  Capital expenditures                                      (65.0)       (53.0)
  Investment in acquisitions, net of cash acquired         (298.3)       (25.4)
  (Increase) decrease in short-term investments               0.1         (7.1)
  Other - net                                                 0.9          3.4
                                                            -----         ----
  Net cash flows from investing activities                 (332.4)       (79.6)
                                                            -----         ----

Cash Flows from Financing Activities
  Net increase in short-term debt                           167.9         38.9
  Repayment of long-term debt                                (0.3)       (10.2)
  Purchase of treasury stock                                (64.3)       (25.0)
  Proceeds from exercise of stock options                    24.5         15.5
  Dividends paid                                            (33.1)       (31.4)
                                                            -----        -----

  Net cash flows from financing activities                   94.7        (12.2)
                                                            -----        -----
Effect of Exchange Rate Changes on Cash                      (4.8)        10.8
                                                            -----        -----
Decrease in Cash and Cash Equivalents                      (167.4)       (44.6)

Cash and Cash Equivalents at Beginning of Year              291.6        267.4
                                                            -----        -----
Cash and Cash Equivalents at End of Three Months           $124.2       $222.8
                                                            =====        =====


                              STATEMENT OF FINANCIAL POSITION
                              Honeywell Inc. and Subsidiaries
                                        (Unaudited)

(Dollars in Millions)                                   March 31, 1996  December 31, 1995
 .........................................................................................
Assets
Current Assets
     Cash and cash equivalents                            $  124.2          $  291.6
     Short-term investments                                    8.8               9.0
     Receivables (less allowance for doubtful accounts:
       1996, $33.8; 1995, $34.5)                           1,472.3           1,477.3
     Inventories (less progress billing on uncompleted
       contracts: 1996, $59.3; 1995, $56.4)                  872.1             794.4
     Deferred income taxes                                   197.3             194.6
                                                           -------           -------
                                                           2,674.7           2,766.9
Investments and Advances                                     239.1             244.8
Property, Plant and Equipment
     Property, plant and equipment                         2,953.8           2,857.1
     Less accumulated depreciation                         1,832.5           1,758.2
                                                           -------           -------
                                                           1,121.3           1,098.9
Other Assets
     Long-term receivables (less allowance for doubtful
       accounts: 1996, $0.7; 1995, $0.7)                      20.5              46.8
     Intangible assets                                       827.5             624.2
     Deferred income taxes                                    71.5              71.8
     Other                                                   212.5             206.8
Total Assets                                              $5,167.1          $5,060.2
                                                           =======           =======

Liabilities and Stockholders' Equity
Current Liabilities
     Short-term debt                                      $  587.3          $  312.4
     Accounts payable                                        450.2             491.5
     Customer advances                                       181.3             158.2
     Accrued income taxes                                    272.7             274.8
     Deferred income taxes                                    19.5              20.4
     Other accrued liabilities                               744.0             765.2
                                                           -------           -------
                                                           2,255.0           2,022.5
Long-Term Debt                                               377.0             481.0
Deferred Income Taxes                                         49.1              39.2
Other Liabilities                                            475.5             477.4
Stockholders' Equity
     Common stock - $1.50 par value
     Authorized - 250,000,000 shares
     Issued - 1996 - 188,035,247 shares                      282.0
            - 1995 - 188,126,704 shares                                        282.2
     Additional paid-in capital                              489.8             481.3
     Retained earnings                                     2,838.0           2,805.8
     Treasury stock - 1996 - 61,367,743 shares            (1,699.8)
                    - 1995 - 61,306,251 shares                              (1,650.2)
     Accumulated foreign currency translation                120.0             140.9
     Pension liability adjustment                            (19.5)            (19.9)
                                                           -------           -------
                                                           2,010.5           2,040.1
                                                           -------           -------
Total Liabilities and Stockholders' Equity                $5,167.1          $5,060.2
                                                           =======           =======


                          NOTES TO FINANCIAL STATEMENTS
                 (Dollars in Millions Except Per Share Amounts)
                                   (Unaudited)


(1) The financial information and statements of companies owned 20 percent to 50 percent, accounted for using the equity method, are omitted pursuant to Rule 10-01 of Regulation S-X.

(2) Interest consists of the following:

                              First Quarter
                              -------------
                              1996     1995
                              ----     ----
     Interest expense        $20.9    $20.8
     Interest income          (3.8)    (3.5)
                              ----     ----
     Total                   $17.1    $17.3
                              ====     ====

    Interest paid amounted to $12.2 and $13.5 for the first quarters of 1996 and 1995, respectively.

(3) Income tax provisions for interim periods are based on estimated effective annual income tax rates. Income tax expense varies from the normal U.S. statutory tax rate primarily because of state taxes and variations in the tax rates on foreign source income. While a portion of the annual tax provisions will be deferred income taxes, it is not practicable to determine the amount or composition of deferred income taxes for interim periods. Income taxes paid, net of refunds received, amounted to $19.1 and $(3.5) for the first quarters of 1996 and 1995 respectively.

(4) Dividends per share of common stock were $.26 and $.25 for the first quarters of 1996 and 1995 respectively.

(5) Inventories consist of the following:

                                                 March 31,  December 31,
                                                    1996       1995
                                                   ------     ------
     Finished goods                                $376.5     $356.6
     Inventories related to long-term contracts      84.1       73.6
     Work in process                                178.2      159.5
     Raw materials and supplies                     233.3      204.7
                                                   ------     ------
     Total                                         $872.1     $794.4
                                                   ======     ======

(6) Litton Litigation.

    On March 13, 1990, Litton Systems, Inc. (`Litton') filed suit against Honeywell in U.S. District Court, Central District of California, alleging patent infringement relating to the process used by Honeywell to coat mirrors incorporated in its ring laser gyroscopes; attempted monopolization and predatory pricing by Honeywell of certain alleged markets for products containing ring laser gyroscopes; and intentional interference by Honeywell with Litton's prospective advantage in European markets and with its contractual relationships with Ojai Research, Inc., a California corporation. Honeywell generally denied Litton's allegations, contested both the validity and infringement of the patent, and alleged that the patent had been obtained by Litton's inequitable conduct before the United States Patent and Trademark Office. Honeywell also filed counterclaims against Litton alleging, among other things, that Litton's business and litigation conduct violated federal and state laws, causing Honeywell considerable damage and expense.

    On January 9, 1995, Judge Mariana Pfaelzer of the U.S. District Court set aside an August 1993 jury verdict and damage award of $1.2 billion against Honeywell in the patent and interference with contract case. She ruled, among other things, that the Litton patent was unenforceable because it was obtained by inequitable conduct and invalid because it was an invention that would have been obvious from combining existing processes. She further ruled that if her judgment were ever subsequently vacated or reversed on appeal, Honeywell would be granted a new trial on the issue of damages because the jury's 1993 award was inconsistent with the clear weight of the evidence and permitting it to stand would constitute a miscarriage of justice. Litton has appealed all of Judge Pfaelzer's rulings to the Court of Appeals for the Federal Circuit, Washington, D.C. Briefs for the appeal have been submitted by the parties and oral arguments were presented December 8, 1995. Honeywell believes that Judge Pfaelzer's rulings will be upheld on appeal. As a result, no provision has been made in the financial statements with respect to this contingent liability.

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

    Honeywell continues to maintain that it competed vigorously and lawfully in the inertial navigation business and will continue to defend itself against Litton's allegations. Honeywell believes that the jury's partial verdict should be overturned because Litton (i) failed to prove essential elements of liability and (ii) failed to submit competent evidence to support its claim for damages by offering only a speculative, all-or-nothing $298.5 million damage study. Honeywell filed post-verdict motions with the trial court asking that judgment be granted in favor of Honeywell as a matter of law or, in the alternative, for a new trial, and will argue important procedural and other matters that could dispose of this case. If the $234 million jury verdict withstands post-verdict motions, in whole or in part, any dollar judgment will be trebled under federal antitrust laws and will be appealed by Honeywell. The case will conclude only when the trial and appellate courts resolve all of the legal issues that could reduce or eliminate the jury verdict. As a result, no provision has been made in the financial statements with respect to this contingent liability.

(7) As of March 31, 1996, Honeywell had reserved 9,845,275 shares of common stock for the issuance of shares in connection with stock option and stock bonus plans.

(8) In 1996, Honeywell adopted Statement of Financial Accounting Standards No. 121 (SFAS 121), `Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of'. SFAS 121 requires that (i) assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable; (ii) an impairment loss be recognized when the estimated future cash flows from the asset are less than the carrying value of the asset; and (iii) assets to be disposed of be reported at the lower of their carrying amount or their fair value, less cost to sell. Adoption of SFAS 121 did not have any effect on results of operations or financial position in the first quarter of 1996.

    In 1996, Honeywell adopted Statement of Financial Accounting Standards No. 123 (SFAS 123), `Accounting for Stock-Based Compensation'. SFAS 123 requires expanded disclosures of stock-based compensation arrangements with employees and nonemployees and encourages a new method of accounting for employee stock compensation awards based on their estimated fair value at the date of grant and the recognition of associated compensation expense over the service period in the income statement. Companies are permitted to continue following Accounting Principles Board Opinion No. 25 (APB 25), `Accounting for Stock Issued to Employees', but must disclose pro forma net income and pro forma earnings per share, as if the fair value method of SFAS 123 had been applied, in a footnote to the financial statements. The fair value measurement and recognition provisions of SFAS 123 must be applied to all stock-based arrangements with nonemployees. As permitted by SFAS 123, Honeywell has elected to continue following the guidance of APB 25 for measurement and recognition of stock-based transactions with employees. SFAS 123 disclosures are not required on an interim reporting basis unless a complete set of financial statements is presented.

(9) On April 24, 1996, Honeywell issued $300 million of long-term debt through an underwritten offering with maturities of 5 and 12 years. Honeywell subsequently entered into interest rate swap agreements effectively converting this debt from fixed-rate debt to floating-note debt.

(10)The amounts set forth in this quarterly report are unaudited but, in the opinion of the registrant, include all adjustments necessary for a fair presentation of the results of operations for the three-month periods ended March 31, 1996 and April 2, 1995, respectively. Honeywell's accounting policies are described in the notes to financial statements in its 1995 Annual Report on Form 10-K. Certain amounts in prior year's statement of financial position have been reclassified to conform to the current year presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
- ---------------------

Net income in the first quarter of 1996 was $65.1 million ($0.51 per share) compared with $54.7 million ($0.43 per share) in the first quarter of 1995.

Worldwide sales increased 10 percent to $1.620 billion in the first quarter of 1996, compared with $1.479 billion in 1995. Operating profit margins improved 50 basis points to 8.9 percent in 1996 from 8.4 percent in 1995 as a result of higher productivity and lower costs. Orders increased 4 percent and backlog increased 6 percent in the first quarter of 1996 compared with the first quarter of 1995. Translation of the U.S. dollar had approximately a 1 percent positive effect on sales and orders and minimal effect on profits.

Both Home and Building Control sales and operating profit increased 8 percent for the first quarter of 1996. Orders increased 9 percent from year-earlier levels. Home Control sales and operating profit benefited from a strengthening in domestic markets. Order growth was strong with domestic order strength coming primarily from increased wholesale distribution business, as well as significant order increases from new products such as the Perfect Climate Comfort Center-TM-. In March, Honeywell completed the $283 million acquisition of Duracraft Corp., a manufacturer of home comfort products that expand Honeywell's worldwide consumer and products portfolio. Building Control sales and orders were up moderately for the quarter fueled by continuing strength overall in Europe. Building Control has announced closure of the Arlington Heights factory and will consolidate manufacturing of low volume, high complexity building automation systems in Albuquerque, New Mexico. The consolidation will result in net reductions of up to 300,000 square feet of manufacturing space and headcount reductions of approximately 300.

Industrial Control sales and operating profit increased 10 percent and 4 percent, respectively, for the first quarter of 1996. Orders increased 6 percent for the quarter compared with 1995 with strong Industrial Automation and Control orders more than offsetting industry-wide pressure experienced by Sensing and Control. In the first quarter of 1996, Industrial Control completed the acquisition of the measurement and control and sensor businesses of Leeds & Northrup that will enhance Honeywell's position as a leading supplier of products and services for the process and discrete manufacturing industries.
The acquisition also expands Honeywell's sensor portfolio. In the first quarter, the Micro Switch division introduced an open and modular integrated PC control system to control factory automation. Industrial Automation and Control had strong increases for both sales and operating profits in the quarter compared with 1995 primarily as a result of strength in international markets. The process control business continues to be driven by productivity and regulatory requirements with sales in the hydrocarbon processing and chemical industries picking up in Europe. Increased demand for systems to improve safety and productivity in developing countries, such as China, India and Kuwait is evidenced by three contracts totaling $21 million to supply automation controls. Sensing and Control sales increased slightly and operating profit declined sharply compared with the first quarter of 1995. Earnings were adversely affected by lower demand in the industrial distributor business which includes high margin repair and replacement products of small OEM's and small factories as target customers as well as on-board automotive products, which were affected by the GM strike.

Space and Aviation Control sales increased 13 percent and operating profit increased over 40 percent. Despite double digit order growth for Commercial Aviation, total orders declined 5 percent during the quarter due to a decline in military and space orders, when compared against the first quarter of 1995. Commercial Aviation Systems sales and operating profit increased sharply in the first quarter of 1996 as a result of an increase in business jet production and profit improvement resulting from a volume increase in business and commuter aviation coupled with continued efficiency improvements and lower R&D spending in Air Transport. Military Avionics Systems sales increased while operating profit declined compared with the first quarter of 1995. The decline in profit is the result of varied timing and profitability of production contracts and increased development expenses related to new programs. Space Systems sales and operating profit increased sharply due to growth in sales and profits related to increased International Space Station project work.

Sales from other operations which do not correspond with Honeywell's primary business segments, including the activities of various units such as the Solid State Electronics and the Honeywell Technology and research and development centers, were unchanged from the first quarter of 1995. These units had operating profits of $0.9 million and $0.2 for the first quarter of 1996 and 1995, respectively.

Financial Condition
- -------------------

Stockholders' equity decreased to $2.010 billion from $2.040 billion at the end of 1995. Stockholders' equity includes an increase of $32 million to retained earnings resulting from current year earnings less dividends offset by a $21 million decrease in the accumulated foreign currency translation balance and $41 million of net treasury stock transactions.

Common shares outstanding decreased from 126.8 million at the end of 1995 to
126.7 million.  Shares repurchased during the first three months of 1996 totaled
1.4 million at a cost of $73 million. Shares issued through stock option and stock bonus plans totaled 1.2 million shares and yielded $25 million in proceeds.

Debt as a percentage of total capital at the end of the first quarter was 32.4 percent compared with 28.0 percent at the end of 1995. Total debt increased $171 million from 1995 year end. The proceeds from the debt increase along with the reduction of cash balances was used to finance general corporate requirements, including capital expenditures and working capital, and $298 million of acquisitions (net of cash acquired).

Cash flows used by investing activities exceeded cash flows from operating activities by $257 million in the first three months of 1996, primarily due to acquisition activities and capital expenditures offset by proceeds from asset sales.

On March 31, 1996, Honeywell had $751 million of revolving committed credit lines with twenty-two banks. There was $5 million outstanding under these lines. In addition, certain foreign units had $351 million in credit lines available at the end of the first quarter. Honeywell believes its available cash, committed credit lines and access to the public debt markets through commercial paper and medium-term note programs provide adequate short-term and long-term liquidity.

Subsequent to the end of the first quarter, Honeywell issued $300 million of long-term debt through an underwritten offering with maturities of 5 and 12 years. Honeywell has entered into interest rate swap agreements effectively converting this debt from fixed-rate debt to floating-rate debt. The proceeds were used to repay outstanding commercial paper.

Honeywell's credit rating for long-term and short-term debt are, respectively, A/A-1 by Standard and Poor's Corporation, A/Duff1 by Duff and Phelps Corporation and A3/P-2 by Moody's Investors Service, Inc.

Honeywell has entered into various foreign currency exchange contracts and interest rate swaps to manage its net exposure to changes in currency and interest rate fluctuation. At March 31, 1996, the notional amount of outstanding foreign exchange contracts was approximately $1.127 billion. The amount of hedging gains and losses deferred was not material at March 31, 1996. The notional amount of outstanding interest rate swaps was $215 million at March 31, 1996.

                          PART II.    OTHER INFORMATION
                          -----------------------------

Item 1.    Legal Proceedings

As previously reported in Item 3. `Legal Proceedings' of Part I of Honeywell's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, Honeywell is a defendant in a lawsuit filed by Litton Systems, Inc. alleging patent infringement relating to the process used by Honeywell to coat mirrors incorporated in its ring laser gyroscopes; attempted monopolization by Honeywell of certain alleged markets for products containing ring laser gyroscopes; and intentional interference by Honeywell with Litton's prospective advantage in European markets and with its contractual relationships with Ojai Research, Inc., a California corporation.

The information reported in Note (6) to the Financial Statements set forth in
Item 1 of Part I of this report with respect to recent developments in this litigation is incorporated by reference into this Item 1.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits:

               (11)  Computation of Earnings Per Share.

               (12)  Computation of Ratio of Earnings to Fixed Charges.

               (27)  Financial Data Schedule.

          (b)  (i)   On January 31, 1996, the registrant filed a report on Form
          8-K with respect to the adoption of a new stockholder rights plan by the registrant's Board of Directors on January 16, 1996.

               (ii) On March 11, the registrant filed a report on Form 8-K reporting on February 29 and March 1 jury decisions in an antitrust trial involving Litton Systems Inc., in which the registrant is a defendant.

                                    SIGNATURE
                                    ---------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   HONEYWELL INC.



Date:    May 14, 1996              By: /s/ E. D. Grayson
                                       ------------------------------------
                                       E. D. Grayson
                                       Vice President and General Counsel



Date:    May 14, 1996              By: /s/ P. M. Palazzari
                                       ------------------------------------
                                       P. M. Palazzari
                                       Vice President and Controller
                                       (Chief Accounting Officer)


                                INDEX TO EXHIBITS



Exhibit No.                                                          Page No.
- ----------                                                           -------

11        Computation of Earnings Per Share                                i

12        Computation of Ratio of Earnings to Fixed Charges               ii

27        Financial Data Schedule                                        iii