Form 10-Q
period 1996-06-30
HONEYWELL INC
filed 1996-08-14
CIK 48305

Page 9


                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.    20549

                                    FORM 10-Q

     (Mark One)

     /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1996

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

                              Yes   X        No
                                  ------        ------

     As of June 30, 1996, the number of shares outstanding of the registrant's common stock, $1.50 par value, was 126,566,332.
                        PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements


                                INCOME STATEMENT
                         Honeywell Inc. and Subsidiaries
                                   (Unaudited)


                                                   Second Quarter Ended
                                              ------------------------------

(Dollars in Millions Except Per Share Amounts) June 30, 1996  July 2, 1995
- ----------------------------------------------------------------------------

SALES                                           $  1,771.6     $  1,655.6
                                               -----------    -----------

COSTS AND EXPENSES
     Cost of sales                                 1,222.6        1,137.8
     Research and development                         82.5           83.4
     Selling, general and administrative             330.0          317.5
     Interest - net                                   18.7           18.3
     Equity income                                    (8.3)          (5.7)
                                               -----------    -----------

                                                   1,645.5        1,551.3
                                               -----------    -----------
                                               -----------    -----------

INCOME BEFORE INCOME TAXES                           126.1          104.3

PROVISION FOR INCOME TAXES                            42.8           35.4
                                               -----------    -----------

NET INCOME                                     $      83.3     $     68.9
                                               -----------    -----------
                                               -----------    -----------


EARNINGS PER COMMON SHARE                      $      0.66     $     0.54
                                               -----------    -----------
                                               -----------    -----------


                                INCOME STATEMENT
                         Honeywell Inc. and Subsidiaries
                                   (Unaudited)


                                                     Six Months Ended
                                               ------------------------------

(Dollars in Millions Except Per Share Amounts) June 30, 1996   July 2, 1995
- -----------------------------------------------------------------------------

SALES                                           $   3,391.1     $  3,134.3
                                               -------------    -----------

COSTS AND EXPENSES
     Cost of sales                                  2,331.6        2,151.0
     Research and development                         167.6          162.2
     Selling, general and administrative              639.3          605.4
     Interest - net                                    35.8          35.6
     Equity income                                     (8.0)          (7.1)
                                               -------------    -----------

                                                    3,166.3        2,947.1
                                               -------------    -----------

INCOME BEFORE INCOME TAXES                            224.8          187.2

PROVISION FOR INCOME TAXES                             76.4           63.6
                                               -------------    -----------

NET INCOME                                      $     148.4     $    123.6
                                               -------------    -----------

EARNINGS PER COMMON SHARE                       $      1.17     $     0.97
                                               -------------    -----------
                                               -------------    -----------


AVERAGE NUMBER OF COMMON SHARES OUTSTANDING     126,738,415     127,196,122

                                        STATEMENT OF CASH FLOWS
                                   Honeywell Inc. and Subsidiaries
                                             (Unaudited)


                                                                 Six Months
Ended
                                                         -----------------------
- ---------

(Dollars in Millions)                                     June 30, 1996     July
2, 1995
- --------------------------------------------------------------------------------
- ---------
Cash Flows from Operating Activities
  Net income                                                $    148.4       $    123.6
  Adjustments to reconcile net income to net cash flows
   from operating activities:
    Depreciation                                                 112.0            118.8
    Amortization of intangibles                                   24.5             28.2
    Deferred income taxes                                          1.7             14.9
    Equity income, net of dividends received                      (6.6)            (7.1)
    (Gain) loss on sale of assets                                 (4.1)             1.7
    Contributions to employee stock plans                         20.3             15.9
    Decrease in receivables                                       86.0             18.1
    Increase in inventories                                      (78.7)           (56.2)
    Decrease in accounts payable                                 (52.3)           (31.1)
    Decrease in accrued income taxes and interest                (25.3)           (32.3)
    Other changes in working capital, excluding short-term
        investments and short-term debt                          (61.0)           (23.5)
    Other noncurrent items - net                                   6.1            (20.1)
                                                            -----------     ----
- -------
Net cash flows from operating activities                         171.0            150.9
                                                            -----------     ----
- -------
Cash Flows from Investing Activities
  Proceeds from sale of assets                                    39.2             11.1
  Capital expenditures                                          (144.5)          (115.6)
  Investment in acquisitions, net of cash acquired              (316.6)           (31.4)
  Increase in short-term investments                                               (2.4)
  Other - net                                                     (2.0)             0.4
                                                            -----------     ----
- -------
Net cash flows from investing activities                        (423.9)          (137.9)
                                                            -----------     ----
- -------
Cash Flows from Financing Activities
  Net increase (decrease) in short-term debt                       1.8            (54.2)
  Proceeds from issuance of long-term debt                       299.8            123.0
  Repayment of long-term debt                                   (104.0)           (10.4)
  Purchase of treasury stock                                     (98.9)           (58.7)
  Proceeds from exercise of stock options                         28.5             31.4
  Dividends paid                                                 (66.0)           (63.8)
                                                            -----------     ----
- -------
Net cash flows from financing activities                          61.2            (32.7)
                                                            -----------     ----
- -------
Effect of Exchange Rate Changes on Cash                           (5.5)            10.5
                                                            -----------     ----
- -------
Decrease in Cash and Cash Equivalents                           (197.2)            (9.2)
                                                            -----------     ----
- -------
Cash and Cash Equivalents at Beginning of Year                   291.6            267.4

Cash and Cash Equivalents at End of Six Months                $   94.4       $    258.2
                                                            -----------     ----
- -------
                                                            -----------     ----
- -------

                                        STATEMENT OF FINANCIAL POSITION
                                        Honeywell Inc. and Subsidiaries
                                                  (Unaudited)


(Dollars in Millions)                                        June 30, 1996
December 31, 1995
- --------------------------------------------------------------------------------
- ----------------
Assets
Current Assets
     Cash and cash equivalents                               $      94.4        $      291.6
     Short-term investments                                          8.9                 9.0
     Receivables (less allowance for doubtful accounts:
         1996, $33.3; 1995, $34.5)                               1,437.2             1,477.3
     Inventories (less progress billing on uncompleted
      contracts: 1996, $49.0; 1995, $56.4)                         912.3               794.4
     Deferred income taxes                                         196.0               194.6
                                                            ------------        ------------
                                                                 2,648.8             2,766.9
Investments and Advances                                           238.2               244.8
Property, Plant and Equipment
     Property, plant and equipment                               2,960.7             2,857.1
     Less accumulated depreciation                               1,827.6             1,758.2
                                                            ------------        ------------
                                                                 1,133.1             1,098.9
Other Assets
     Long-term receivables (less allowance for doubtful
         accounts: 1996, $0.7; 1995, $0.7)                          23.2                46.8
     Intangible assets                                             835.4               624.2
     Deferred income taxes                                          71.4                71.8
     Other                                                         217.2               206.8

                                                            ------------        ------------
Total Assets                                                $    5,167.3         $   5,060.2
                                                            ------------        ------------
                                                            ------------        ------------

Liabilities and Stockholders' Equity
Current Liabilities
     Short-term debt                                       $       315.5        $      312.4
     Accounts payable                                              466.6               491.5
     Customer advances                                             169.5               158.2
     Accrued income taxes                                          254.1               274.8
     Deferred income taxes                                          18.8                20.4
     Other accrued liabilities                                     705.3               765.2
                                                                 1,929.8             2,022.5
                                                            ------------        ------------
Long-Term Debt                                                     674.5               481.0
Deferred Income Taxes                                               49.3                39.2
Other Liabilities                                                  487.1               477.4
Stockholders' Equity
     Common stock - $1.50 par value
     Authorized - 250,000,000 shares
     Issued -  1996 - 187,931,129 shares                           281.9
               1995 - 188,126,704 shares                                               282.2
     Additional paid-in capital                                    498.0               481.3
     Retained earnings                                           2,888.5             2,805.8
     Treasury stock -    1996 - 61,364,797 shares               (1,721.2)
                         1995 - 61,306,251 shares                                   (1,650.2)
     Accumulated foreign currency translation                       98.9               140.9
     Pension liability adjustment                                  (19.5)              (19.9)
                                                            ------------        ------------
                                                                 2,026.6             2,040.1
                                                            ------------        ------------
Total Liabilities and Stockholders' Equity                  $    5,167.3         $   5,060.2
                                                            ------------        ------------
                                                            ------------        ------------

                          NOTES TO FINANCIAL STATEMENTS
                 (Dollars in Millions Except Per Share Amounts)
                                   (Unaudited)


(1) The financial information and statements of companies owned 20 percent to 50 percent accounted for using the equity method are omitted pursuant to Rule 10-01 of Regulation S-X.

(2) Interest consists of the following:


                           Second Quarter Ended          Six Months Ended
                      ----------------------------  ---------------------------

                      June 30, 1996  July 2, 1995   June 30, 1996  July 2, 1995
                      -------------- -------------  -------------  ------------
     Interest expense      $19.3        $22.4          $40.2          $43.2
     Interest income       ( 0.6)       ( 4.1)         ( 4.4)         ( 7.6)
                          ------        ------         ------         ------
     Total                 $18.7        $18.3          $35.8          $35.6
                          ------        ------         ------         ------
                          ------        ------         ------         ------

    Interest paid amounted to $30.0 and $42.2 for the second quarter and six months of 1996 and $30.2 and $43.7 for the second quarter and six months of 1995, respectively.

(3) Income tax provisions for interim periods are based on estimated effective annual income tax rates. Income tax expense varies from the normal U.S. statutory tax rate primarily because of state taxes and variations in the tax rates on foreign source income. While a portion of the annual tax provisions will be deferred income taxes, it is not practicable to determine the amount or composition of deferred income taxes for interim periods. Income taxes paid, net of refunds received, amounted to $74.1 and $93.2 for the second quarter and six months of 1996 and $75.7 and $72.2 for the second quarter and six months of 1995, respectively.

(4) Dividends per share of common stock were $0.26 and $0.52 for the second quarter and six months of 1996 and $0.25 and $0.50 for the second quarter and six months of 1995, respectively.

(5) Inventories consist of the following:


                                                 June 30,      December 31,
                                                     1996              1995
                                                ----------   --------------
     Finished goods                              $  418.4         $  356.6
     Inventories related to long-term contracts     104.6             73.6
     Work in process                                162.7            159.5
     Raw materials and supplies                     226.6            204.7
     Total                                       $  912.3         $  794.4
                                                 ---------        ---------
                                                 ---------        ---------

(6) Litton Litigation.

    On March 13, 1990, Litton Systems, Inc. (`Litton') filed suit against Honeywell in U.S. District Court, Central District of California, alleging Honeywell patent infringement relating to the process used by Honeywell to coat mirrors incorporated in its ring laser gyroscopes; attempted monopolization and predatory pricing by Honeywell in certain alleged markets for products containing ring laser gyroscopes; and intentional interference by Honeywell with Litton's prospective advantage and with its contractual relationships with Ojai Research, Inc., a California corporation. Honeywell generally denied Litton's allegations, contested both the validity and infringement of the patent; and alleged that the patent had been obtained by Litton's inequitable conduct before the United States Patent and Trademark Office. Honeywell also filed counterclaims against Litton alleging, among other things, that Litton's business and litigation conduct violated federal and state laws, causing Honeywell considerable damage and expense.

    On January 9, 1995, Judge Mariana Pfaelzer of the U.S. District Court set aside an August 1993 jury verdict and damage award of $1.2 billion against Honeywell in the patent and interference with contract case. She ruled, among other things, that the Litton patent was unenforceable because it was obtained by inequitable conduct and invalid because it was an invention that would have been obvious from combining existing processes. She further ruled that if her judgment were ever subsequently vacated or reversed on appeal, Honeywell would be granted a new trial on the issue of damages because the jury's 1993 award was inconsistent with the clear weight of the evidence and permitting it to stand would constitute a miscarriage of justice. Litton appealed all of Judge Pfaelzer's rulings to the Court of Appeals for the Federal Circuit, Washington, D.C.

    On July 3, 1996, a three judge panel of the Federal Circuit Court of Appeals, in a split 2 to 1 decision, overruled the District Court's rulings of patent invalidity, unenforceability and non-infringement, and also found Honeywell liable under Litton's state tort claims. However, the panel upheld the District Court's ruling that Honeywell is entitled to a new trial for damages on all claims, as well as its granting to Honeywell of certain intervening patent rights. Honeywell has requested a rehearing by the full Court of Appeals.

    No decision has been issued with respect to Honeywell's request for a rehearing by the full Court of Appeals. The case will conclude only when the appellate courts resolve all of the legal issues that could reduce or eliminate the jury verdict; and if there is a new trial on the issue of damages, when the new trial for damages ends, and thereafter, if either party appeals the result thereof, when all legal issues arising from such appeal are resolved. As a result, no provision has been made in the financial statements with respect to this contingent liability.

    The jury trial for the antitrust case began November 20, 1995 before Judge Mariana R. Pfaelzer of the U.S. District Court in Los Angeles. After the parties presented their evidence, the court dismissed for failure of proof Litton's contentions that Honeywell engaged in below-cost predatory pricing; illegal tying and bundling; and illegally acquired Sperry Avionics in 1986. On February 2, 1996, the case was submitted to the jury on two claims, monopolization and attempt to monopolize, both based on Litton's allegations that Honeywell entered into certain exclusive dealings and penalty arrangements with aircraft manufacturers and airlines to exclude Litton from the commercial aircraft market, and that Honeywell failed to provide Litton with ASCB interface information. On February 29, 1996, the jury returned a $234 million verdict against Honeywell for the monopolization claim. On March 1, 1996, the jury indicated that it was unable to reach a verdict on damages for the attempted monopolization claim, and a mistrial was declared on that claim.

    Following the verdict, Honeywell filed a Motion for Judgment as a Matter of Law and a Motion for a New Trial with the trial court, contending that the jury's partial verdict should be overturned because Litton (i) failed to prove essential elements of liability and (ii) failed to submit competent evidence to support its claim for damages by offering only a speculative, all-or-nothing $298.5 million damage study. Litton filed a Motion for Injunctive Relief and a Motion for Entry of Judgment.

    On July 24, 1996, Judge Pfaelzer issued an Order denying Honeywell's Motion for Judgment as a Matter of Law, Litton's Motion for Injunctive Relief and Litton's Motion for Entry of Judgment. The court concluded, however, that the aggregated damage study Litton presented to the jury was seriously flawed and granted Honeywell's Motion for a New Trial as to the issues of damages only.

    No date has been set for a new trial on the issue of damages. The case will conclude only when the trial for damages ends and other legal issues relating to this matter are resolved. As a result, no provision has been made in the financial statements with respect to this contingent liability.

(7) As of June 30, 1996, Honeywell had reserved 9,395,210 shares of common stock for the issuance of shares in connection with stock option and stock bonus plans.

(8) In 1996, Honeywell adopted Statement of Financial Accounting Standards No. 121 (SFAS 121), `Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of'. SFAS 121 requires that (i) assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable; (ii) an impairment loss be recognized when the estimated future cash flows from the asset are less than the carrying value of the asset; and (iii) assets to be disposed of be reported at the lower of their carrying amount or their fair value, less cost to sell. Adoption of SFAS 121 did not have any effect on results of operations or financial position in the second quarter and six months of 1996.

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

(10)The amounts set forth in this quarterly report are unaudited but, in the opinion of the registrant, include all adjustments necessary for a fair presentation of the results of operations for the three-month and six-month periods ended June 30, 1996, and July 2, 1995, respectively. Honeywell's accounting policies are described in the notes to financial statements in its 1995 Annual Report on Form 10-K. Certain amounts in prior year's statement of financial position have been reclassified to conform to the current year presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net income was $83.3 million ($0.66 per share) and $148.4 million ($1.17 per share) for the second quarter and six months of 1996 compared with $68.9 million ($0.54 per share) and $123.6 million ($0.97 per share) for the second quarter and six months of 1995.

Worldwide sales increased 7 percent to $1,772 million for the second quarter and 8 percent to $3,391 million for the six months of 1996. Operating profit increased 12 percent to $164.9 million for the second quarter and 14 percent to $308.7 million for the six months of 1996. Orders increased 10 percent for the second quarter and 7 percent for the six months when compared with last year. A stronger U.S. dollar in the second quarter had a negative translation effect on total orders and sales of approximately 1 percent to 2 percent and minimal effect on profits for the quarter. On a year-to-date basis, the translation effect has been neutral. Cost of sales was up slightly to 69.0 percent of sales for the second quarter compared with 68.7 percent in the second quarter of 1995 reflecting lower margins in Home and Building Control. Earnings of companies owned 20 percent to 50 percent, which are accounted for using the equity method, increased for the second quarter compared with 1995 primarily as a result of higher earnings at Yamatake-Honeywell Co., Ltd., and Lucky-Goldstar Honeywell, our Korean joint venture.

Home and Building Control sales and operating profit increased 8 percent and 4 percent, respectively, for the second quarter and 8 percent and 6 percent, respectively, for the six months of 1996. Orders were up 8 percent for the second quarter and six months of 1996. Currency translation negatively impacted sales and orders by 2 percent to 3 percent for the quarter. Home Control sales showed strong second quarter growth benefiting primarily from the Duracraft acquisition completed in March, 1996. Margins in Home Control declined in the second quarter due to integration costs and the amortization of goodwill associated with the Duracraft acquisition. Adjusted for Duracraft orders, Home Control orders were down slightly in the second quarter of 1996. Building Control sales improved modestly for the second quarter and six months of 1996; operating profit declined, however, as continued profitability improvement in installed systems and building security was offset by a lower-than-planned volume of energy retrofit sales. Building Control orders increased slightly in the second quarter primarily as a result of energy retrofit market strength in the United States. During the second quarter Honeywell announced the acquisition of Nord-Alarm and its subsidiaries, a German fire and security installation and maintenance company. This acquisition positions Honeywell as a total solution supplier for integrated building management systems in Central Europe.

Industrial Control sales and operating profit increased 12 percent and 16 percent, respectively, for the second quarter of 1996. Sales and operating profit increased 11 percent for the six months of 1996. Orders were up 7 percent for the second quarter and 6 percent for the six months of 1996. Currency translation had an approximately 3 percent negative impact on sales and orders for the quarter. Industrial Automation and Control sales and operating profit were up sharply in the second quarter and six months of 1996. Sales in the chemical and power generation markets picked up in North America as a result of productivity and regulatory requirements, and sales in the hydrocarbon processing and chemical industries also picked up in Europe. Margin improvement initiatives put in place last year, including the North American overhead reduction and the project management focus, continue to enhance operating margins. Industrial Automation and Control orders increased modestly in the second quarter. Strong order activity in the United States and Europe was offset by the combination of a negative currency impact, order declines in Latin America, and order declines in Asia Pacific compared to exceptionally strong orders for the region in the second quarter of 1995. The acquisition of the Leeds & Northrup measurement and control business completed in the first quarter of 1996 contributed approximately 3 percent to Industrial Automation and Control sales and orders in the second quarter of 1996. During the second quarter, Industrial Automation and Control introduced TotalPlant-Registered Trademark-Solution System, (TPS-TM-) the first industrial automation system designed to unify business and control information throughout a plant or mill. The new system, which takes full advantage of the power of Microsoft's Windows NT operating system, enables users to improve productivity and profitability and more easily meet or exceed environmental regulations. The business also acquired the assets of Canada-based In-Line Measurements Inc. to expand its TotalPlant-Registered Trademark- capabilities and offerings in the pulp and paper industry. Sensing and Control sales increased slightly and operating profit declined moderately in the second quarter and six months of 1996. Operating profit was negatively affected by product mix, as we experienced low sales volume in the industrial distribution business which carries higher margins. Sensing and control orders were strong in the second quarter of 1996 with strength in on-board automotive orders in Europe and Latin America and strengthening in the appliance and automotive markets in the United States. Sensing and Control introduced a unique miniature flow-through pressure sensor that measures pressure in medical, environmental and industrial applications
The business was also selected by Dow Chemical as exclusive global supplier for solenoid valves to be used on Dow's automated valve packages.

Space and Aviation Control sales and operating profit increased 1 percent and 23 percent, respectively, for the second quarter and 7 percent and 34 percent, respectively, for the six months of 1996. Orders increased 17 percent for the quarter and 6 percent for the six months of 1996 as a result of strong order activity for Commercial Aviation Systems. Commercial Aviation Systems sales declined in the second quarter, but operating profit was up sharply in the second quarter of 1996. Sales declined in the second quarter of 1996 compared with the second quarter of 1995 when Honeywell made unusually large Boeing 777 initial spares shipments and significant Collision Avoidance system shipments to European carriers. Second quarter and year-to-date operating profit improvement is the result of volume increases in business and commuter aviation coupled with continued efficiency improvements and lower R&D spending in Air Transport. Military Avionics sales increased while operating profit declined for the second quarter and six months of 1996. The decline in profit is the result of varied timing and profitability of production contracts and increased development expenses related to new programs. Space Systems sales increased while operating profit declined for the second quarter and six months of 1996. The profit decline is a result of the lower margin mix of programs.

Sales from other operations which do not correspond with Honeywell's primary business segments, including the activities of various units such as the Solid State Electronics and the Honeywell Technology research and development centers, declined for the second quarter and six months of 1996. These units had operating profits of $3.6 million and $4.5 million for the six months of 1996 and 1995, respectively.

Financial Condition

Stockholders' equity decreased to $2,027 million from $2,040 million at the end of 1995. Stockholders' equity includes an increase of $83 million to retained earnings resulting from current year earnings less dividends offset by a $42 million decrease in the accumulated foreign currency translation balance and $54 million of net treasury stock transactions.

Common shares outstanding decreased from 126.8 million at the end of 1995 to
126.6 million.  Shares repurchased during the first six months of 1996 totaled
1.9 million at a cost of $99 million. Shares issued through stock option and stock bonus plans totaled 1.6 million shares and yielded $29 million in proceeds.

Debt as a percentage of total capital at the end of the second quarter was 32.8 percent compared with 28.0 percent at the end of 1995. Total debt increased $197 million from 1995 year end. The proceeds from the debt increase along with the reduction of cash balances was used to finance general corporate requirements, including capital expenditures and working capital, and $317 million of acquisitions (net of cash required).

Cash flows used by investing activities exceeded cash flows from operating activities by $253 million in the first six months of 1996, primarily due to acquisition activities and capital expenditures offset by proceeds from asset sales.

On June 30, 1996, Honeywell had $725 million of revolving committed credit lines with twenty-one banks. There were no outstanding borrowings under these lines. In addition, certain foreign units had $357 million in credit lines available at the end of the second quarter. Honeywell believes its available cash, committed credit lines and access to the public debt markets through commercial paper and medium-term note programs provide adequate short-term and long-term liquidity.

During the second quarter of 1996, Honeywell issued $300 million of long-term debt through an underwritten offering with maturities of 5 and 12 years. Honeywell has entered into interest rate swap agreements effectively converting this debt from fixed-rate debt to floating-rate debt. The proceeds were used to repay outstanding commercial paper.

Honeywell's credit rating for long-term and short-term debt are, respectively, A/A-1 by Standard and Poor's Corporation, A/Duff1 by Duff and Phelps Credit Rating Co. and A3/P-2 by Moody's Investors Service, Inc.

Honeywell has entered into various foreign currency exchange contracts and interest rate swaps to manage its net exposure to changes in currency and interest rate fluctuation. At June 30, 1996, the notional amount of outstanding foreign exchange contracts was approximately $1,087 million. The amount of hedging gains and losses deferred was not material at June 30, 1996. The notional amount of outstanding interest rate swaps was $515 million at June 30, 1996.


                          PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

          Honeywell is a defendant in a lawsuit filed by Litton Systems, Inc., alleging patent infringement relating to the process used by Honeywell to coat mirrors incorporated in its ring laser gyroscopes; attempted monopolization by Honeywell of certain alleged markets for products containing ring laser gyroscopes; and intentional interference by Honeywell with Litton's prospective advantage and with its contractual relationships with Ojai Research, Inc., a California corporation.

          The information reported in Note (6) to the Financial Statements set forth in Item 1 of Part I of this report with respect to recent developments in this litigation, is incorporated by reference into this
     Item 1.

Item 4.    Submission of Matters to a Vote of Security Holders

     At the Annual Meeting of Shareholders of Honeywell Inc. in Minneapolis, Minnesota, on April 16, 1996, a proposal, to elect directors for the year commencing April 17, 1996, was submitted to a vote of shareholders. A majority of the shares represented by proxy or in person at the meeting were voted in favor of electing management's nominees for directors as follows:

                                       For        Withheld
                                       ---        --------

     Albert J. Baciocco, Jr.       104,938,808    949,152
     Elizabeth E. Bailey           104,932,144    955,816
     Michael R. Bonsignore         104,935,609    952,351
     Earnest Hubert Clark, Jr.     104,967,534    920,426
     William H. Donaldson          104,950,502    937,458
     R. Donald Fullerton           104,949,289    938,671
     Catherine M. Hapka            104,931,067    956,893
     James J. Howard               105,000,405    887,555
     Bruce E. Karatz               104,968,143    919,817
     D. Larry Moore                104,888,247    999,713
     A. Barry Rand                 104,962,468    925,492
     Steven G. Rothmeier           104,945,223    942,737
     Michael W. Wright             104,967,593    920,367


     A proposal to ratify the selection of Deloitte & Touche LLP as the auditors of the company was also submitted to a vote of shareholders. 104,966,648 shares voted in favor of the proposal, 441,601 shares voted against the proposal and 479,711 shares abstained from voting.

     A proposal to adopt the Honeywell Non-Employee Directors Fee and Stock Unit Plan was also submitted to a vote of shareholders. 99,070,775 shares voted in favor of the proposal, 5,259,044 shares voted against the proposal and 1,558,141 shares abstained from voting.

Item 6.    Exhibits and Reports on Form 8-K

          (a)  Exhibits:

             (11)        Computation of Earnings Per Share.

             (12)        Computation of Ratio of Earnings to Fixed Charges.

             (27)        Financial Data Schedule.

          (b)  Reports on Form 8-K:

             (i)    Report dated April 16, 1996, regarding the results of
          Registrant's   operations for the fiscal quarter ended March 31, 1996.

             (ii)   Report dated April 24, 1996, regarding the sale of
          $100,000,000
                of the Registrant's 6.60% Notes due April 15, 2001, and $200,000,000 of the Registrant's 7.125% Notes due April 15,
          2008.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   HONEYWELL INC.



Date:    August 14, 1996           By:  /s/ E. D. Grayson
                                      ---------------------------------
                                     E. D. Grayson
                                     Vice President and General Counsel



Date:    August 14, 1996           By:  /s/ P.M. Palazzari
                                      ---------------------------------
                                     P. M. Palazzari
                                     Vice President and Controller
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
