Form 10-Q
period 1996-09-29
HONEYWELL INC
filed 1996-11-13
CIK 48305

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.    20549

                                    FORM 10-Q

     (Mark One)

     /x/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 29, 1996

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

                              Yes     X           No
                                   ------             -----

     As of September 29, 1996, the number of shares outstanding of the registrant's common stock, $1.50 par value, was 126,499,066.

                        PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements


                                INCOME STATEMENT
                         Honeywell Inc. and Subsidiaries
                                   (Unaudited)

(Dollars in Millions Except Per Share Amounts)

                                                    Third Quarter Ended
                                           -------------------------------------
                                           September 29, 1996    October 1, 1995
--------------------------------------------------------------------------------
SALES                                          $  1,803.1         $ 1,680.3
                                               ----------         ---------

COSTS AND EXPENSES
     Cost of sales                                1,221.7           1,148.1
     Research and development                        84.5              75.0
     Selling, general and administrative            323.4             312.5
     Interest - net                                  19.3              16.8
     Equity loss                                      1.0               0.2
                                               ----------         ---------
                                                  1,649.9           1,552.6
                                               ----------         ---------
INCOME BEFORE INCOME TAXES                          153.2             127.7

PROVISION FOR INCOME TAXES                           52.1              43.5
                                               ----------         ---------
NET INCOME                                     $    101.1         $    84.2
                                               ----------         ---------
                                               ----------         ---------

EARNINGS PER COMMON SHARE                      $     0.80         $    0.66
                                               ----------         ---------
                                               ----------         ---------



                                INCOME STATEMENT
                         Honeywell Inc. and Subsidiaries
                                   (Unaudited)

(Dollars in Millions Except Per Share Amounts)

                                                       Nine Months Ended
                                           -------------------------------------
                                           September 29, 1996    October 1, 1995

--------------------------------------------------------------------------------
SALES                                          $  5,194.2        $  4,814.6
                                               ----------        ----------
COSTS AND EXPENSES
     Cost of sales                                3,553.3           3,299.1
     Research and development                       252.1             237.2
     Selling, general and administrative            962.7             917.9
     Interest - net                                  55.1              52.4
     Equity income                                   (7.0)             (6.9)
                                               ----------        ----------
                                                  4,816.2           4,499.7
                                               ----------        ----------

INCOME BEFORE INCOME TAXES                          378.0             314.9

PROVISION FOR INCOME TAXES                          128.5             107.1
                                               ----------        ----------

NET INCOME                                     $    249.5        $    207.8
                                               ----------        ----------
                                               ----------        ----------

EARNINGS PER COMMON SHARE                      $     1.97        $     1.63
                                               ----------        ----------
                                               ----------        ----------

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING   126,667,672       127,222,511


                                   STATEMENT OF CASH FLOWS
                              Honeywell Inc. and Subsidiaries
                                        (Unaudited)

(Dollars in Millions)

                                                                                Nine Months Ended
                                                                     -------------------------------------
                                                                     September 29, 1996    October 1, 1995
------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
  Net income                                                                 $    249.5        $   207.8
  Adjustments to reconcile net income to net cash flows
   from operating activities:
    Depreciation                                                                  176.2            178.1
    Amortization of intangibles                                                    37.8             42.7
    Deferred income taxes                                                           7.9             17.7
    Equity income, net of dividends received                                       (5.6)            (5.6)
    Loss on sale of assets                                                          0.4              3.6
    Contributions to employee stock plans                                          32.3             21.2
    Increase in receivables                                                       (38.6)           (30.8)
    Increase in inventories                                                      (104.2)           (44.2)
    Decrease in accounts payable                                                  (62.2)           (49.1)
    Increase (decrease) in accrued income taxes and interest                       55.8            (16.9)
    Other changes in working capital, excluding short-term
        investments and short-term debt                                           (21.1)           (29.4)
    Other noncurrent items - net                                                    5.1             (7.7)
                                                                             ----------         ---------
  Net cash flows from operating activities                                        333.3            287.4
                                                                             ----------         ---------

Cash Flows from Investing Activities

  Proceeds from sale of assets                                                     50.2             12.3
  Capital expenditures                                                           (212.4)          (173.5)
  Investment in acquisitions, net of cash acquired                               (352.3)           (41.5)
  Increase in short-term investments                                                                (1.4)
  Other - net                                                                      (0.7)            (0.9)
                                                                             ----------         ---------

  Net cash flows from investing activities                                       (515.2)          (205.0)
                                                                             ----------         ---------

Cash Flows from Financing Activities
  Net decrease in short-term debt                                                  (4.1)           (11.5)
  Proceeds from issuance of long-term debt                                        300.0            147.7
  Repayment of long-term debt                                                    (104.3)          (130.8)
  Purchase of treasury stock                                                     (127.7)          (104.2)
  Proceeds from exercise of stock options                                          40.3             54.0
  Dividends paid                                                                 (100.8)           (95.4)
                                                                             ----------         ---------

  Net cash flows from financing activities                                          3.4           (140.2)
                                                                             ----------         ---------

Effect of Exchange Rate Changes on Cash                                            (4.9)             9.9
                                                                             ----------         ---------

Decrease in Cash and Cash Equivalents                                            (183.4)           (47.9)

Cash and Cash Equivalents at Beginning of Year                                    291.6            267.4
                                                                             ----------         ---------
Cash and Cash Equivalents at End of Nine Months                               $   108.2       $    219.5
                                                                             ----------         ---------
                                                                             ----------         ---------

                              STATEMENT OF FINANCIAL POSITION
                              Honeywell Inc. and Subsidiaries
                                        (Unaudited)

(Dollars in Millions)

                                                                      September 29, 1996    October 1, 1995
-----------------------------------------------------------------------------------------------------------
Assets
Current Assets
     Cash and cash equivalents                                             $      108.2     $      291.6
     Short-term investments                                                         8.8              9.0
     Receivables (less allowance for doubtful accounts:
         1996, $32.5; 1995, $34.5)                                              1,567.0          1,477.3
     Inventories (less progress billing on uncompleted
      contracts: 1996, $59.4; 1995, $56.4)                                        953.1            794.4
     Deferred income taxes                                                        193.2            194.6
                                                                           ------------     ------------
                                                                                2,830.3          2,766.9
Investments and Advances                                                          233.8            244.8
Property, Plant and Equipment
     Property, plant and equipment                                              2,999.3          2,857.1
     Less accumulated depreciation                                              1,868.8          1,758.2
                                                                           ------------     ------------
                                                                                1,130.5          1,098.9
Other Assets
     Long-term receivables (less allowance for doubtful
         accounts: 1996, $0.7; 1995, $0.7)                                         27.9             46.8
     Intangible assets                                                            869.7            624.2
     Deferred income taxes                                                         73.5             71.8
     Other                                                                        223.3            206.8
                                                                           ------------     ------------
Total Assets                                                               $    5,389.0     $    5,060.2
                                                                           ------------     ------------
                                                                           ------------     ------------
Liabilities and Stockholders' Equity
Current Liabilities
     Short-term debt                                                       $      315.3     $      312.4
     Accounts payable                                                             472.1            491.5
     Customer advances                                                            178.9            158.2
     Accrued income taxes                                                         320.0            274.8
     Deferred income taxes                                                         21.8             20.4
     Other accrued liabilities                                                    770.6            765.2
                                                                           ------------     ------------
                                                                                2,078.7          2,022.5
Long-Term Debt                                                                    675.1            481.0
Deferred Income Taxes                                                              53.6             39.2
Other Liabilities                                                                 496.6            477.4
Stockholders' Equity
     Common stock - $1.50 par value
     Authorized - 250,000,000 shares
     Issued -  1996 - 187,848,521 shares                                          281.8
               1995 - 188,126,704 shares                                                           282.2
     Additional paid-in capital                                                   507.6            481.3
     Retained earnings                                                          2,955.5          2,805.8
     Treasury stock - 1996 - 61,349,455 shares                                 (1,746.3)
                      1995 - 61,306,251 shares                                                  (1,650.2)
     Accumulated foreign currency translation                                     105.9            140.9
     Pension liability adjustment                                                 (19.5)           (19.9)
                                                                           ------------     ------------
                                                                                2,085.0          2,040.1
                                                                           ------------     ------------
Total Liabilities and Stockholders' Equity                                 $    5,389.0     $    5,060.2
                                                                           ------------     ------------
                                                                           ------------     ------------


                          NOTES TO FINANCIAL STATEMENTS
                 (Dollars in Millions Except Per Share Amounts)
                                   (Unaudited)


(1) The financial information and statements of companies owned 20 percent to 50 percent accounted for using the equity method are omitted pursuant to Rule 10-01 of Regulation S-X.

(2) Interest consists of the following:

                                      Third Quarter Ended                            Nine Months Ended
                                      -------------------                            -----------------
                              September 29, 1996    October 1, 1995        September 29, 1996       October 1, 1995
                              -------------------   ---------------        ------------------       ---------------
     Interest expense                 $20.7               $20.2                    $60.9                   $63.4
     Interest income                   (1.4)               (3.4)                    (5.8)                  (11.0)
                                      -----               -----                    -----                   -----
     Total                            $19.3               $16.8                    $55.1                   $52.4
                                      -----               -----                    -----                   -----
                                      -----               -----                    -----                   -----


    Interest paid amounted to $4.9 and $47.1 for the third quarter and nine months of 1996 and $17.8 and $61.5 for the third quarter and nine months of 1995, respectively.

(3) Income tax provisions for interim periods are based on estimated effective annual income tax rates. Income tax expense varies from the normal U.S. statutory tax rate primarily because of state taxes and variations in the tax rates on foreign source income. While a portion of the annual tax provisions will be deferred income taxes, it is not practicable to determine the amount or composition of deferred income taxes for interim periods. Income taxes paid, net of refunds received, amounted to ($34.7) and $58.5 for the third quarter and nine months of 1996 and $21.4 and $93.6 for the third quarter and nine months of 1995, respectively.

(4) Dividends per share of common stock were $0.27 and $0.79 for the third quarter and nine months of 1996 and $0.25 and $0.75 for the third quarter and nine months of 1995, respectively.

(5) Inventories consist of the following:

                                                  September 29,  December 31,
                                                          1996          1995
                                                  ------------   -----------
     Finished goods                                $  470.1       $  356.6
     Inventories related to long-term contracts        78.7           73.6
     Work in process                                  170.2          159.5
     Raw materials and supplies                       234.1          204.7
                                                   --------       --------

     Total                                         $  953.1       $  794.4
                                                   --------       --------
                                                   --------       --------

(6) Litigation.

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

    On July 3, 1996, a three judge panel of the Federal Circuit Court of Appeals, in a split 2 to 1 decision, overruled the District Court's rulings of patent invalidity, unenforceability and non-infringement, and also found Honeywell liable under Litton's interference with contract claims. However, the panel upheld the District Court's ruling that Honeywell is entitled to a new trial for damages on all claims, as well as its granting to Honeywell of certain intervening patent rights. Honeywell requested a rehearing by the full Court of Appeals, which was denied on September 11, 1996. Honeywell is petitioning the U.S. Supreme Court for review of that decision.

    On September 9, 1996, the U.S. District Court had Litton and Honeywell agree to mediate the above patent state tort claims, along with the antitrust claim described below, before retired California Supreme Court Chief Justice Malcolm Lucas, and this process has commenced. The case will conclude only when the U.S. Supreme Court, if review is granted, resolves certain legal issues that could reduce or eliminate the verdict; or, if and when mediation leads to a settlement of the parties' claims; or, if mediation fails and there is a new trial on the issue of damages, when the new trial for damages ends; and thereafter, if either party appeals the result thereof, when all legal issues arising from such appeal are resolved. As a result, no provision has been made in the financial statements with respect to this contingent liability.

    The jury trial for the antitrust case began November 20, 1995 before Judge Mariana R. Pfaelzer. After the parties presented their evidence, the court dismissed, for failure of proof, Litton's contentions that Honeywell engaged in below-cost predatory pricing, illegal tying and bundling, and illegally acquired Sperry Avionics in 1986. On February 2, 1996, the case was submitted to the jury on two claims, monopolization and attempt to monopolize, both based on Litton's allegations that Honeywell entered into certain exclusive dealing and penalty arrangements with aircraft manufacturers and airlines to exclude Litton from the commercial aircraft market, and that Honeywell failed to provide Litton with ASCB interface information. On February 29, 1996, the jury returned a $234 million verdict against Honeywell for the monopolization claim. On March 1, 1996, the jury indicated that it was unable to reach a verdict on damages for the attempted monopolization claim, and a mistrial was declared on that claim.

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

    On July 24, 1996, the U.S. District Court issued an Order denying Honeywell's Motion for Judgment as a Matter of Law, Litton's Motion for Injunctive Relief and Litton's Motion for Entry of Judgment. The court concluded, however, that the aggregated damage study Litton presented to the jury was seriously flawed and granted Honeywell's Motion for a New Trial as to the issue of damages only.

    As noted above, on September 9, 1996, the U.S. District Court ordered Litton and Honeywell to mediate the antitrust claim, and this process has commenced. No date has been set for a new trial on the issue of damages. The case will conclude only when mediation leads to a settlement of the parties' claims, if mediation is successful; or if mediation fails, when the trial for damages ends and other legal issues relating to this matter are resolved. As a result, no provision has been made in the financial statements with respect to this contingent liability.

    On September 12, 1994, Honeywell filed a declaratory judgment action against American Flywheel Systems, Inc. (`AFS') in the Superior Court of Maricopa County, Arizona, seeking a declaration as to the rights and obligations of the parties under an agreement regarding the development of an electro-mechanical flywheel battery. In October 1994, Honeywell ceased work under the project as a result of AFS's failure to make payments under the agreement. On July 21, 1995, AFS filed an answer and counterclaim alleging breach of contract and related tort claims, including fraud. Honeywell denied AFS's allegations and amended its complaint to seek damages for nonpayment of monies owed under the agreement. A jury trial in this case commenced October 7, 1996 and is expected to conclude in late November. Honeywell believes that there is no merit to the claims asserted by AFS and as a result, that it will prevail based on the merits of its case, and in any event, an adverse decision if any, is not likely to be material to Honeywell's net income financial position or liquidity.

(7) As of September 29, 1996, Honeywell had reserved 8,710,652 shares of common stock for the issuance of shares in connection with stock option and stock bonus plans.

(8) In 1996, Honeywell adopted Statement of Financial Accounting Standards No. 121 (SFAS 121), `Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of'. SFAS 121 requires that (i) assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable; (ii) an impairment loss be recognized when the estimated future cash flows from the asset are less than the carrying value of the asset; and (iii) assets to be disposed of be reported at the lower of their carrying amount or their fair value, less cost to sell. Adoption of SFAS 121 did not have any effect on results of operations or financial position in the third quarter and nine months of 1996.

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

(10)The amounts set forth in this quarterly report are unaudited but, in the opinion of the registrant, include all adjustments necessary for a fair presentation of the results of operations for the three-month and nine-month periods ended September 29, 1996, and October 1, 1995, respectively. Honeywell's accounting policies are described in the notes to financial statements in its 1995 Annual Report on Form 10-K. Certain amounts in prior year's statement of financial position have been reclassified to conform to the current year presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net income was $101.1 million ($0.80 per share) and $249.5 million ($1.97 per share) for the third quarter and nine months of 1996 compared with $84.2 million ($0.66 per share) and $207.8 million ($1.63 per share) for the third quarter and nine months of 1995.

Worldwide sales increased 7 percent to $1,803 million for the third quarter and 8 percent to $5,194 million for the nine months of 1996. Operating profit increased 13 percent to $190.0 million for the third quarter and 14 percent to $498.7 million for the nine months of 1996. Orders increased 2 percent for the third quarter and 6 percent for the nine months when compared with last year. A stronger U.S. dollar in the third quarter had a negative translation effect on total orders and sales of approximately 1 percent and minimal effect on profits for the quarter and nine months of 1996. Cost of sales improved to 67.8 percent of sales for the third quarter compared with 68.3 percent in the third quarter of 1995, largely due to margin improvement in Space and Aviation Control.

Home and Building Control sales and operating profit each increased 11 percent for the third quarter and 9 percent and 8 percent, respectively, for the nine months of 1996. Orders were up 15 percent for the third quarter and 11 percent for the nine months of 1996. Currency translation negatively impacted sales and orders by 1 percent for the quarter and year-to-date. Home Control sales were up sharply for the third quarter and year-to-date. Margins in Home Control declined slightly in the third quarter due to integration costs and the amortization of goodwill associated with the Duracraft acquisition. Adjusted for Duracraft orders, Home Control orders were up modestly for the third quarter and year-to-date. Building Control sales increased moderately for the third quarter and nine months of 1996; operating profit was up moderately in the third quarter and nine months of 1996, due to continued profitability improvement in installed systems and building security. Building Control orders increased moderately in the third quarter with growth in installed systems and strengthening in the energy retrofit market. The strategy of market expansion through selective acquisitions continued. During the quarter, Home and Building Control announced the acquisition of four companies in Europe, including the Swiss manufacturer Satronic Holding A.G., an acquisition that will help Honeywell expand its global boiler controls business. In the United States, the business acquired the assets of Applied Product Technology, a privately held company that designs, manufactures and assembles compressed air control systems. Applied Product Technology's capabilities will allow Honeywell to offer enhanced energy retrofit solutions to growing industrial markets.

Industrial Control sales and operating profit increased 5 percent and 8 percent, respectively, for the third quarter of 1996. Sales and operating profit increased 9 percent and 10 percent, respectively, for the nine months of 1996. Orders declined 5 percent for the third quarter and were up 2 percent for the nine months of 1996. Currency translation had a 2 percent negative impact on sales and orders for the quarter and a 1 percent negative impact for the nine months of 1996. Industrial Automation and Control sales and operating profit were up moderately in the third quarter. Sales were up moderately and operating profit was up sharply for the nine months of 1996. Margin improvements continued in the third quarter as lower overhead, coupled with better project execution, lower product cost and improved mix from higher profit field instruments, more than offset planned Leeds and Northrup costs, including facility consolidation expenses. Industrial Automation and Control orders declined in the third quarter as a result of order delays when compared to a strong third quarter in 1995. Orders are up slightly on a year-to-date basis. During the quarter, Industrial Automation and Control celebrated a major milestone with the first customer shipments of the new TotalPlant-Registered Trademark- Solution System (TPS-TM-) Global User Station. In addition, capitalizing on a long and beneficial relationship, Amoco and Honeywell announced a business alliance to provide automation solutions for Amoco facilities worldwide. The agreement is Amoco's first global business alliance and reflects the company's desire to standardize its worldwide hardware, software and services for industrial automation. Under the alliance, Honeywell and Amoco will jointly develop automation solutions to help Amoco reduce production costs and increase yields in its plants. Sensing and Control sales increased modestly for the third quarter and nine months of 1996. Operating profit increased moderately during the third quarter due to cost control measures implemented earlier in the year. Operating profit on a year-to-date basis declined moderately due to low sales volume in the first six months in the industrial distribution business which carries high margins. Sensing and control orders were up moderately in the third quarter of 1996 with strength in electro-mechanical and opto-electronic products.

Space and Aviation Control sales and operating profit increased 1 percent and 21 percent, respectively, for the third quarter and 5 percent and 30 percent, respectively, for the nine months of 1996. Space and Aviation margins increased from 8 to 10 percent in the quarter and year-to-date driven by Commercial Aviation. Orders declined 10 percent for the third quarter compared to 1995 when Military Avionics booked several large multi-year orders. Orders are up 1 percent for the nine months of 1996. Commercial Aviation Systems sales increased modestly for the third quarter and nine months. Operating profit was up sharply for the third quarter and nine months of 1996 as a result of continued productivity improvement in both the business and commuter and commercial transport businesses. Military Avionics sales and operating profit declined in the third quarter. Sales increased for the nine months of 1996 and operating profit declined. The operating profit decline was due primarily to increased development expenses related to new programs. Space Systems sales and operating profit declined for the third quarter of 1996. Sales are up on a year-to-date basis though operating profit has declined. The profit decline is a result of the timing and lower margin mix of programs. The Space business won a key NASA contract to develop an Integrated GPS/Inertial Navigation System for space use. The initial contract is worth $7.2 million, with excellent potential for significant follow-on contracts in programs such as the Space Shuttle and International Space Station.

Sales from other operations, which include Solid State Electronics and the Honeywell Technology research and development centers, increased for the third quarter and nine months of 1996. These units had operating profits of $6.8 million and $5.9 million for the nine months of 1996 and 1995, respectively.

Financial Condition

Stockholders' equity increased to $2,085 million from $2,040 million at the end of 1995. Stockholders' equity includes an increase of $150 million in retained earnings from current year earnings net of dividends, a $35 million decrease in the accumulated foreign currency translation balance, and $70 million of net treasury stock transactions.

Common shares outstanding decreased from 126.8 million at the end of 1995 to
126.5 million.  Shares repurchased during the first nine months of 1996 totaled
2.5 million at a cost of $135 million. Shares issued through stock option and stock bonus plans totaled 2.1 million shares and yielded $40 million in proceeds.

Debt as a percentage of total capital at the end of the third quarter was 32.2 percent compared with 28.0 percent at the end of 1995. Total debt increased $197 million from 1995 year end. The proceeds from the debt increase, along with the reduction of cash balances, was used to finance general corporate requirements, including capital expenditures, working capital, and $352 million of acquisitions (net of cash acquired).

Cash flows used by investing activities exceeded cash flows from operating activities by $182 million in the first nine months of 1996, primarily due to acquisition activities and capital expenditures reduced by proceeds from asset sales.

On September 29, 1996, Honeywell had $725 million of revolving committed credit lines with 21 banks. There were no outstanding borrowings under these lines.
In addition, certain foreign units had $340 million in credit lines available at the end of the third quarter. Honeywell believes its available cash, committed credit lines and access to the public debt markets through commercial paper and medium-term note programs provide adequate short-term and long-term liquidity.

As of September 29, 1996, Honeywell's credit rating for long-term and short-term debt were, respectively, A/A-1 by Standard and Poor's Corporation, A/Duff1 by Duff and Phelps Credit Rating Co. and A3/P-2 by Moody's Investors Service, Inc. On October 7, 1996, Moody's Investors Service, Inc. raised Honeywell's credit rating to A2/P1.

Honeywell has entered into various foreign currency exchange contracts and interest rate swaps to manage its net exposure to changes in currency and interest rate fluctuation. At September 29, 1996, the notional amount of outstanding foreign exchange contracts was approximately $1,006 million. The amount of hedging gains and losses deferred was not material at September 29, 1996. The notional amount of outstanding interest rate swaps was $495 million at September 29, 1996.

Cautionary Statement

Honeywell may occasionally make statements regarding its businesses and the markets therefor, such as projections of future performance, statements of management's plans and objectives, forecasts of market trends and other matters, which to the extent they are not historical fact, may constitute `forward-looking statements' within the meaning of the Private Securities Litigation Reform Act of 1995. Statements containing the words or phrases `will likely result', `are expected to,' `will continue,' `is anticipated,' `estimate,' `project' or similar expressions, which may appear herein or in certain documents, reports (including but not limited to those filed with the Securities and Exchange Commission), press releases, and written or oral presentations made by officers of the company to analysts, shareholders, investors, news organizations and others, identify such forward-looking statements. No assurance can be given that the results in any forward-looking statements will be achieved and actual results could be affected by one or more factors, which could cause them to differ materially. Therefore, all forward-looking statements are qualified in their entirety by reference to, and are accompanied by, the factors listed in Exhibit 99(i) to this report, which could cause Honeywell's actual results to differ materially from those projected in such forward-looking statements.


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

     On September 12, 1994, Honeywell filed a declaratory judgment action against American Flywheel Systems, Inc. (`AFS') in the Superior Court of Maricopa County, Arizona, seeking a declaration as to the rights and obligations of the parties under an agreement regarding the development of an electro-mechanical flywheel battery. In October 1994, Honeywell ceased work under the project as a result of AFS's failure to make payments under the agreement. On July 21, 1995, AFS filed an answer and counterclaim alleging breach of contract and related tort claims, including fraud. Honeywell denied AFS's allegations and amended its complaint to seek damages for nonpayment of monies owed under the agreement. A jury trial in this case commenced October 7, 1996 and is expected to conclude in late November. Honeywell believes that there is no merit to the claims asserted by AFS and that it will prevail based on the merits of its case.


Item 6.    Exhibits and Reports on Form 8-K

          (a)  Exhibits:

               (11) Computation of Earnings Per Share.

               (12) Computation of Ratio of Earnings to Fixed Charges.

               (27) Financial Data Schedule.

          (b)  Reports on Form 8-K:

          (i) Report dated July 16, 1996, regarding the results of the registrant's operations for the fiscal quarter ended June 30, 1996.

          (ii) Report dated July 18, 1996, regarding a Distribution Agreement entered into by Honeywell Inc., Honeywell Finance B.V. and Honeywell Canada Limited with Goldman, Sachs & Co., Bear, Stearns & Co. Inc., Chase Securities Inc., Citicorp Securities, Inc., Dillon, Read & Co. Inc. and J.P. Morgan Securities Inc., for the public offering of up to U.S. $500,000,000 aggregate initial offering price of their Medium-Term Notes.

          (iii) Report dated July 24, 1996, regarding the court's disposition of several motions in an antitrust trial involving Litton Systems Inc., in which the registrant is a defendant.

          (iv) Report dated September 13, 1996, regarding developments in the patent and antitrust cases involving Litton Systems Inc., in which the registrant is a defendant.


                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   HONEYWELL INC.



Date:    November 13, 1996         By:  /s/ E. D. Grayson
                                     -------------------------
                                     E. D. Grayson
                                     Vice President and General Counsel



Date:    November 13, 1996         By:  /s/ P.M. Palazzari
                                     -------------------------
                                     P. M. Palazzari
                                     Vice President and Controller
                                     (Chief Accounting Officer)


                                INDEX TO EXHIBITS


Exhibit No.                                                           Page No.
-----------                                                           --------


11        Computation of Earnings Per Share                                 i

12        Computation of Ratio of Earnings to Fixed Charges                ii

27        Financial Data Schedule                                         iii

99(i)     Cautionary Statements For Purposes of the Safe Harbor
          Provisions of the Private Securities Litigation Reform
          Act of 1995                                                      iv
