Form 10-K
period 1996-12-31
HONEYWELL INC
filed 1997-02-25
CIK 48305

1996
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
   [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [ FEE REQUIRED ]

                  For the fiscal year ended December 31, 1996

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

                                      Name of each exchange on which
       Title of each class                      registered
Common Stock, par value $1.50            New York Stock Exchange
  per share

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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    Based on the closing sales price of $75.00 on February 14, 1997, the aggregate market value of the voting stock held by nonaffiliates of the registrant was $9,463,942,950.

    As  of  February  14,  1997,  the  number  of  shares  outstanding  of   the
registrant's common stock, par value $1.50 per share, was 126,755,156 shares.

                  DOCUMENTS INCORPORATED IN PART BY REFERENCE

Incorporated Documents                                    Location in Form 10-K
--------------------------------------------------------  ---------------------
Honeywell Notice of 1997 Annual Meeting and Proxy               Part III
Statement

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

    Honeywell Inc., a Delaware corporation incorporated in 1927, is a Minneapolis-based international corporation that supplies automation and control systems, components, software, products and services for homes and buildings, industry, and space and aviation. The purpose of the company is to develop and supply advanced-technology control products, systems and services that conserve energy and protect the environment, improve productivity, enhance comfort and increase safety. Development and modification occur continuously in Honeywell's business as new or improved products and services are introduced, new markets are created or entered, distribution methods are revised, and products and services are discontinued.

                          INDUSTRY SEGMENT INFORMATION

    Honeywell's products and services are classified by management into three primary industry segments: (i) Home and Building Control, (ii) Industrial Control, and (iii) Space and Aviation Control. Financial information relating to these industry segments is set forth in Part II, Item 6 at page 11.

HOME AND BUILDING CONTROL

    Honeywell's Home and Building Control business provides controls and systems for building automation, energy management, fire and security, as well as thermostats, air cleaners and other environmental controls products and services for buildings and homes.

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

    Honeywell produces building management systems for commercial buildings and controls for a variety of applications, including burner and boiler, lighting, thermostatic radiators, pressure regulators for water systems, thermostats, actuators, humidistats, relays, contactors, transformers, air-quality products, and gas valves and ignition controls for homes and commercial buildings. Honeywell also produces standalone consumer products such as fans, heaters, humidifiers and water filtration products. Sales of these products are made directly to original equipment manufacturers, including manufacturers of heating and air conditioning equipment; through wholesalers, distributors, dealers, contractors, hardware stores and home-care centers; and also through the company's nationwide sales and service organization.

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

    Honeywell's Industrial Control segment supplies process control systems and associated application software and services to customers in a broad range of markets, which include process industries such as the refining, petrochemical, bulk and fine chemical, pulp-and-paper, electric utility, food and consumer goods, pharmaceutical, metals and transportation industries. Industrial Control has an extensive customer base worldwide, including most of the leading oil refiners, pulp and paper manufacturers and chemical companies. Honeywell also designs and manufactures process instruments, process controllers, recorders, programmers, programmable controllers, transmitters and other field instruments that may be sold as stand-alone products or integrated into systems. These products are generally used in indicating, recording and automatically controlling process variables.

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

    Honeywell   also  furnishes  industrial  customers  with  various  services, including the following: product and component testing services; project management, engineering and installation services, instrument maintenance, repair and calibration services; contract services for industrial control equipment including third-party maintenance for CAD/CAM and other industrial control equipment; advanced control, networking and optimization services; and training, customized products for customer applications and a range of other customer support services.

    Services are generally sold directly to users on a monthly or annual contract basis. Products are customarily sold by Honeywell on a delivered, supervised or installed basis directly to end users, to equipment manufacturers and contractors, or through third-party channels such as distributors and systems houses.

SPACE AND AVIATION CONTROL

    Honeywell's Space and Aviation Control business supplies avionics for the commercial, military and space markets. The company designs, manufactures, services and markets a variety of sophisticated electronic control systems and components for commercial and business aircraft, military aircraft and spacecraft.

    Products manufactured for aircraft use include the following: integrated avionics systems; ring laser gyro-based inertial reference systems; navigation and guidance systems; flight control systems; flight management systems; inertial sensors; air data computers; radar altimeters; automatic test equipment; cockpit display systems; and other communication and flight instrumentation.

    Honeywell products and services have been involved in every major U.S. space mission since the mid-1960s. These products and services include guidance systems for launch and re-entry vehicles, flight and engine control systems for manned spacecraft, precision components for strategic missiles and on-board data processing. Other products include spacecraft attitude and positioning systems, and precision pointing and isolation systems.

    Honeywell's avionics have been purchased by leading aircraft manufacturers for use in aircraft throughout the world, including the Boeing 777, the McDonnell Douglas MD-11 and MD 90, the GulfStream IV and V, the Cessna Citation X and the Bombardier Global Expressjet. In the military and space markets, the Company solutions are found on key platforms, including the F-15 and the F-16 military jets and Space Station Alpha.

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

                              GENERAL INFORMATION

RAW MATERIALS

    Honeywell experienced no significant or unusual problems in the purchase of raw materials and commodities in 1996. Although it is impossible to predict what effects shortages or price increases may have in the future, at present management has no reason to believe a shortage of raw materials will cause any material adverse impact during 1997.

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

SEASONALITY

    Although Honeywell's core businesses are not seasonal in the traditional sense, revenues and earnings have tended to concentrate to some degree in the fourth quarter of each calendar year, reflecting the tendency of customers to increase ordering and spending for capital goods late in the year.

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

BACKLOG

    The total dollar amount of backlog of Honeywell's orders believed to be firm was approximately $3,919 million at December 31, 1996, and $3,676 million at December 31, 1995. All but approximately $700 million of the 1996 backlog is expected to be delivered within the current fiscal year. Backlog is not a reliable indicator of Honeywell's future revenues because a substantial portion of backlog represents the value of orders that can be canceled at the customer's option.

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

RESEARCH AND DEVELOPMENT

    During 1996 Honeywell spent approximately $694.7 million on research and development activities, including $341.4 million in customer-funded research, relating to the development of new products or services, or the improvement of existing products or services. Honeywell spent $659.8 million in 1995 and $659.5 million in 1994 on research and development activities, including $336.6 million and $340.5 million, respectively, in customer-funded research.

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

EMPLOYEES

    Honeywell employed approximately 53,000 persons in total operations as of December 31, 1996.

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

    Financial information related to geographic areas is included in Note 17 to the financial statements in Part II, Item 8 at page 39.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

                                                                                               POSITION HELD    AGE AT
            NAME                                           OFFICE                                  SINCE        3/1/97
-----------------------------  --------------------------------------------------------------  -------------  -----------
M. R. Bonsignore (1)           Chairman of the Board and Chief Executive Officer                      1993            55
D. L. Moore (2)                President and Chief Operating Officer                                  1993            60
D. E. Bogle (3)                President, Home and Building Control                                   1997            51
E. D. Grayson (4)              Vice President and General Counsel                                     1992            58
W. M. Hjerpe (5)               President, Honeywell Europe                                            1997            45
B. M. McGourty (6)             Senior Vice President                                                  1997            59
P. M. Palazzari (7)            Vice President and Controller                                          1994            49
J. T. Porter (8)               Corporate Vice President, Human Resources                              1996            45
D. K. Schwanz (9)              President, Space and Aviation Control                                  1997            52
L. W. Stranghoener (10)        Vice President and Chief Financial Officer                             1997            42
M. I. Tambakeras (11)          President, Industrial Control                                          1995            45

    Officers are elected by the Board of Directors to terms of one year and until their successors are elected and qualified.
------------------------
(1) Mr. Bonsignore was elected to this position effective April 20, 1993. For more than five years prior thereto, he was an executive officer of the company.

(2) Dr. Moore was elected to this position effective April 20, 1993. From November 1990 to April 1993, he was Executive Vice President and Chief Operating Officer, Space and Aviation, and Industrial.

(3) Mr. Bogle was elected to this position effective January 1, 1997. From January 1996 to December 1996, he was Vice President and General Manager of Honeywell's worldwide Home and Building Control strategic business unit. From October 1994 to November 1996, he was Vice President and General Manager of Home and Building Control. From May 1992 to September 1994, he was Vice President and General Manager of Industrial Automation and Control. From November 1990 to April 1992 he was President of U.S. Process Automation Business for ASEA Brown Boveri.

(4) Mr. Grayson was elected to this position on effective April 1, 1992, when he joined the company. For more than five years prior thereto, he was Senior Vice President, General Counsel, Corporate Secretary and Clerk of Wang Laboratories.

(5) Mr. Hjerpe was elected to this position effective March 1, 1997. From February 1992 to October 1994, he was Vice President and Controller of the company. From October 1994 to January 1997, he was Vice President and Chief Financial Officer of the company.

(6) Mr. McGourty was elected an executive officer of the company effective April 1, 1994. He was appointed to his current position effective January 1, 1997. From April 1994 to December 1996 he was President, Home and Building Control. From December 1991 to March 1994, he was Vice President, Field Operations for Home and Building Control.

(7) Mr. Palazzari was elected to this position effective October 16, 1994. From May 1993 to October 1994, he was Vice President, Finance for Home and Building Control. From March 1992 to April 1993, he was Vice President and Assistant Controller of Operations for the company.

(8) Mr. Porter was elected an executive officer of the company effective April 16, 1996. He has held his current position since May 1993. From January 1992 to April 1993 he was Director, Human Resources, Home and Building Control.

(9) Mr. Schwanz was elected to this position effective January 1, 1997. From September 1993 to December 1996 he was Vice President and General Manager of Air Transport Systems. From March 1992 to August 1993, he was Vice President of Marketing for Air Transport Systems.

(10) Mr. Stranghoener was elected to this position effective February 1, 1997. From March 1996 to January 1997, he was Vice President, Business Development. From July 1993 to February 1996, he was Vice President for Finance for Industrial Automation and Control. From April 1992 to June 1993 he was Director, Corporate Financial Planning and Business Analysis.

(11) Mr. Tambakeras was elected to this position effective February 1, 1997. From February 1995 to January 1997, he was President, Industrial Automation and Control. From January 1992 to February 1995, he was President of Honeywell Asia Pacific.

ITEM 2.  PROPERTIES

    Honeywell and its subsidiaries operate facilities worldwide comprising approximately 18,706,200 square feet of space for use as manufacturing, office and warehouse space, of which approximately 10,587,200 square feet is owned and approximately 8,119,000 square feet is leased. In the judgment of management, the facilities used by Honeywell are adequate and suitable for the purposes they serve.

    Facilities allocated for corporate use in the United States, including sales offices, comprise approximately 1,511,500 square feet of space, of which approximately 1,462,000 square feet is owned and approximately 49,500 square feet is leased. These figures include Honeywell's principal executive offices in Minneapolis, Minnesota which comprise approximately 957,400 square feet, all of which is owned.

    A summary of properties held by each segment of Honeywell is set forth below, showing major plants, their location, size and type of holding. The descriptions include approximately 545,800 square feet of space owned or leased by Honeywell's operations in the United States that has been leased or subleased to third parties. In addition, approximately 4,064,700 square feet of previously leased space in the United States is under assignment to third parties (including 2,417,300 square feet, 437,200 square feet and 79,000 square feet which is assigned to Alliant Techsystems Inc., Federal Systems Inc. and Bull HN Information Systems, Inc., respectively, all of which were formerly affiliates of the company).

HOME AND BUILDING CONTROL

    Home and Building Control occupies approximately 3,523,900 square feet of space for operations in the United States, of which approximately 1,396,300 square feet is owned and approximately 2,127,600 square feet is leased.

    Outside the United States, Home and Building Control operations occupy approximately 3,637,400 square feet, of which approximately 1,063,100 square feet is owned and approximately 2,574,300 square feet is leased. Principal facilities operated outside the United States are located in Canada, Germany, The Netherlands, the United Kingdom and Australia.

    Facilities in the United States comprising 300,000 square feet or more are listed below.

                                                                   APPROXIMATE    OWNED OR
         LOCATION                   MAJOR USE OF FACILITY          SQUARE FEET     LEASED
---------------------------  ------------------------------------  ------------  -----------
Arlington Heights, Ill.      Manufacturing                             500,000       Leased
Golden Valley, Minn.         Manufacturing                           1,185,300        Owned
Memphis, Tenn.               Warehouse/Distribution Center             500,000       Leased

INDUSTRIAL CONTROL

    Industrial Control occupies approximately 2,946,900 square feet of space for operations in the United States, of which approximately 2,265,300 square feet is owned and approximately 681,600 square feet is leased.

    Outside   the   United   States,   Industrial   Control   operations  occupy
approximately 2,461,700 square feet, of which approximately 1,080,600 square feet is owned and approximately 1,381,100 square feet is leased. Principal facilities operated outside the United States are located in the United Kingdom, Australia, Canada, Switzerland, France, Germany, Belgium and The Netherlands.

    Facilities in the United States comprising 300,000 square feet or more are listed below.

                                MAJOR USE OF      APPROXIMATE    OWNED OR
         LOCATION                 FACILITY        SQUARE FEET     LEASED
---------------------------  -------------------  ------------  -----------
Freeport, Ill.               Manufacturing            316,000        Owned
Phoenix, Az.                 Manufacturing            550,000        Owned

SPACE AND AVIATION CONTROL

    Space and Aviation Control occupies approximately 4,439,300 square feet of space for operations in the United States, of which approximately 3,179,300 square feet is owned and approximately 1,260,000 square feet is leased.

    Outside the United States, Space and Aviation Control operations occupy approximately 185,600 square feet, of which approximately 140,600 square feet is owned and approximately 45,000 square feet is leased. Principal facilities operated outside the United States are located in Canada, the United Kingdom and Singapore.

    Facilities in the United States comprising 300,000 square feet or more are listed below.

                                MAJOR USE OF      APPROXIMATE    OWNED OR
         LOCATION                 FACILITY        SQUARE FEET     LEASED
---------------------------  -------------------  ------------  -----------
Phoenix, Ariz.               Manufacturing            939,000        Owned
Albuquerque, N.M.            Manufacturing            526,600        Owned
Minneapolis, Minn.           Manufacturing            550,000        Owned
Clearwater, Fla.             Manufacturing            914,800        Owned
St. Petersburg, Fla.         Manufacturing            304,000       Leased

ITEM 3.  LEGAL PROCEEDINGS

    On March 13, 1990, Litton Systems, Inc. filed suit against Honeywell in U.S. District Court, Central District of California, alleging patent infringement relating to a process used by Honeywell to coat mirrors incorporated in its ring laser gyroscopes; intentional interference by Honeywell with Litton's prospective advantage with customers and with its contractual relationships with Ojai Research, Inc.; and attempted monopolization and predatory pricing by Honeywell in certain alleged markets for products containing ring laser gyroscopes. Honeywell denied Litton's allegations; contested both the validity and infringement of the patent; and alleged that the patent had been obtained by Litton's inequitable conduct before the United States Patent and Trademark Office.

    U.S. District Judge Mariana Pfaelzer presided over the trial of the patent and two state tort claims and on August 31, 1993, a jury returned a verdict in favor of Litton and awarded damages against Honeywell in the amount of $1.2 billion for these claims. On January 9, 1995, the trial court set aside the jury verdict and damage award, ruling, among other things, that the Litton patent was unenforceable and invalid. The trial court also ruled that if its rulings were vacated or reversed on appeal, Honeywell would be granted a new trial on the issue of damages because the jury's award was inconsistent with the clear weight of the evidence.

    Litton appealed to the United States Court of Appeals for the Federal Circuit, and on July 3, 1996, a three judge panel overruled the trial court's rulings of patent invalidity, unenforceability and non-infringement, and also found Honeywell liable under Litton's state tort claims. However, the panel upheld the trial court's ruling that Honeywell is entitled to a new trial for damages on all claims, as well as its granting to Honeywell of certain intervening patent rights. Honeywell requested a rehearing by the full Court of Appeals, which was denied on September 11, 1996. On November 26, 1996, Honeywell petitioned the U.S. Supreme Court for review of the panel's decision, which petition is still pending. In the interim, Litton filed a motion with the trial court seeking injunctive relief which was denied on December 23, 1996.

    The patent and tort damages retrial is scheduled to begin May 6, 1997. On February 7, 1997, Litton submitted damage studies seeking damages as high as $1.9 billion. Honeywell believes that Litton's damage studies are flawed and speculative for a number of reasons. Although it is not possible to predict the verdict of the jury in the upcoming trial, and such verdict could result in an award which is material, Honeywell believes that any award should be based on a royalty which reasonably reflects the value of the mirror coating process, and that such an award would not be material to Honeywell's financial position or results of operations.

    The jury trial for the antitrust case began November 20, 1995, also before Judge Pfaelzer. The trial court dismissed, for failure of proof, Litton's contentions that Honeywell engaged in below-cost predatory pricing, illegal tying and bundling, and an illegal acquisition of Sperry Avionics in 1986. On February 2, 1996, the case was submitted to the jury on two claims, monopolization and attempt to monopolize. These claims were based on allegations that Honeywell entered into certain long-term exclusive dealing and penalty arrangements with aircraft manufacturers and airlines to exclude Litton from the commercial aircraft market, and that Honeywell failed to provide Litton with access to certain proprietary software. On February 29, 1996, the jury returned a $234 million single damages verdict against Honeywell for the monopolization claim, which would have been automatically trebled. On March 1, 1996, the jury indicated that it was unable to reach a verdict on damages for the attempted monopolization claim, and a mistrial was declared on that claim. Following the verdict, Honeywell filed a Motion for Judgment as a Matter of Law and a Motion for a New Trial, contending that the jury's partial verdict should be overturned because Litton (i) failed to prove essential elements of liability and (ii) failed to submit competent evidence to support its claim for damages by offering only a speculative, all-or-nothing $298.5 million damage study. Litton filed a Motion for Injunctive Relief and a Motion for Entry of Judgment.

    On July 24, 1996, the trial court denied Honeywell's Motion for Judgment as a Matter of Law but concluded, that Litton's damage study was seriously flawed, and granted Honeywell a retrial on damages only. The court also denied Litton's Motion for Injunctive Relief and Litton's Motion for Entry of Judgment. No date has been set for the retrial on damages. Honeywell believes there are questions concerning what conduct the original jury found anti-competitive that may give rise to damages in a retrial, and consequently a damages retrial should also require a retrial of liability issues in some respects. Following the damages retrial, Honeywell will have the right to appeal both the liability and damages verdicts. Therefore, no provision has been made in the financial statements with respect to this contingent liability.

    In the fall of 1996, Litton and Honeywell commenced court ordered mediation of the patent, tort and antitrust claims. No resolution of the claims has occurred and the mediation is currently in recess.

    On September 12, 1994, Honeywell filed a declaratory judgment action against American Flywheel Systems, Inc. ("AFS") in the Superior Court of Maricopa County, Arizona, seeking a declaration as to the rights and obligations of the parties under an agreement regarding the development of an electro-mechanical flywheel battery. In October 1994, Honeywell ceased work under the project as a result of AFS's failure to make payments under the agreement. On July 21, 1995, AFS filed an answer and counterclaim alleging breach of contract and related tort claims, including fraud. Honeywell denied AFS's allegations and amended its complaint to seek damages for nonpayment of monies owed under the agreement. The trial in the case began on October 7, 1996. On November 27, 1996, the jury returned three verdicts against Honeywell which total $38 million and one verdict in favor of Honeywell for relief which will be determined by the Court. On February 7, 1997, Honeywell filed motions to contest the verdicts and resolve the remaining technology issues in the case. Oral arguments on the motions are scheduled in mid-April 1997. Honeywell believes that it will be successful on some or all of these motions, and that an adverse decision, if any, is not likely to be material to Honeywell's net income, financial position or liquidity.

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

    No matters were submitted to a vote of security holders during the fourth quarter of 1996.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The principal U.S. market for Honeywell's common stock is the New York Stock Exchange. The high and low sales prices for the stock as reported by the consolidated transaction reporting system, of the two most recent fiscal years is set forth in Note 21 to the financial statements in Part II, Item 8 at page 46.

    Information regarding the frequency and amount of dividends paid by Honeywell on its common stock during the two most recent years is set forth in
Note 21 to the financial statements in Part II, Item 8 at page 46. Further information regarding the company's payment of dividends is set forth in Part II, Item 7 at page 18.

    Information regarding Honeywell's  share repurchase  plans is  set forth  in
Part II, Item 7 at page 18.

    Stockholders of record on February 14, 1997 totaled 31,591, excluding individual participants in security position listings.

ITEM 6.  SELECTED FINANCIAL DATA

                        HONEYWELL INC. AND SUBSIDIARIES
           (DOLLARS AND SHARES IN MILLIONS EXCEPT PER SHARE AMOUNTS)

                                                             1996        1995        1994        1993        1992        1991
                                                           --------    --------    --------    --------    --------    --------
Results of Operations
  Sales................................................    $7,311.6    $6,731.3    $6,057.0    $5,963.0    $6,222.6    $6,192.9
    Sales growth rate..................................         8.6%       11.1%        1.6%       (4.2)%       0.5%       (1.8)%
                                                           --------    --------    --------    --------    --------    --------
  Cost of sales........................................     4,975.4     4,584.2     4,082.1     4,019.6     4,195.3     4,185.1
  Research and development.............................       353.3       323.2       319.0       337.4       312.6       300.7
  Selling, general and administrative..................     1,313.1     1,263.1     1,173.8     1,075.7     1,196.8     1,150.9
  Litigation settlements (1)...........................                                           (32.6)     (287.9)
  Discontinuance of product lines......................
  Special charges......................................                                62.7        51.2       128.4
  Interest -- net......................................        72.9        68.9        60.2        51.0        58.5        61.4
  Gain on sale of assets...............................
  Equity income........................................       (13.3)      (13.6)      (10.5)      (17.8)      (15.8)      (14.6)
                                                           --------    --------    --------    --------    --------    --------
                                                            6,701.4     6,225.8     5,687.3     5,484.5     5,587.9     5,683.5
                                                           --------    --------    --------    --------    --------    --------
  Income from continuing operations before income
   taxes...............................................       610.2       505.5       369.7       478.5       634.7       509.4
  Provision for income taxes...........................       207.5       171.9        90.8       156.3       234.8       178.3
                                                           --------    --------    --------    --------    --------    --------
  Income from continuing operations....................       402.7       333.6       278.9       322.2       399.9       331.1
  Income from discontinued operations..................
  Extraordinary item (2)...............................                                                        (8.6)
  Cumulative effect of accounting changes (3)..........                                                      (144.5)
                                                           --------    --------    --------    --------    --------    --------
  Net income...........................................    $  402.7    $  333.6    $  278.9    $  322.2    $  246.8    $  331.1
                                                           --------    --------    --------    --------    --------    --------
                                                           --------    --------    --------    --------    --------    --------
    Net income growth rate.............................        20.7%       19.6%      (13.4)%      30.6%      (25.5)%     (13.3)%
Earnings Per Common Share
  Continuing operations................................    $   3.18    $   2.62    $   2.15    $   2.40    $   2.88    $   2.35
  Discontinued operations..............................
  Provision for loss on disposal of discontinued
   operations..........................................
  Extraordinary item (2)...............................                                                       (0.06)
  Cumulative effect of accounting changes (3)..........                                                       (1.04)
                                                           --------    --------    --------    --------    --------    --------
  Net income...........................................    $   3.18    $   2.62    $   2.15    $   2.40    $   1.78    $   2.35
                                                           --------    --------    --------    --------    --------    --------
                                                           --------    --------    --------    --------    --------    --------
    Earnings per share growth rate.....................        21.4%       21.9%      (10.4)%      34.8%      (24.3)%      (6.7)%
Cash Dividends Per Common Share........................    $   1.06    $   1.01    $   0.97    $   0.91    $   0.84    $   0.77
  Dividend growth rate.................................         5.0%        4.1%        6.6%        8.3%        9.1%       10.0%
Financial Position
  Current assets.......................................    $2,981.2    $2,766.9    $2,649.4    $2,550.2    $2,707.8    $2,698.9
  Current liabilities..................................     2,066.9     2,022.5     2,071.8     1,856.1     1,969.2     2,095.0
                                                           --------    --------    --------    --------    --------    --------
  Working capital                                          $  914.3    $  744.4    $  577.6    $  694.1    $  738.6    $  603.9
                                                           --------    --------    --------    --------    --------    --------
                                                           --------    --------    --------    --------    --------    --------
  Current ratio........................................         1.4         1.4         1.3         1.4         1.4         1.3
  Short-term debt......................................    $  252.4    $  312.4    $  360.6    $  187.9    $  188.4    $  168.4
  Long-term debt.......................................       715.3       481.0       501.5       504.0       512.1       639.8
                                                           --------    --------    --------    --------    --------    --------
  Total debt...........................................       967.7       793.4       862.1       691.9       700.5       808.2
  Stockholders' equity.................................     2,204.9     2,040.1     1,854.7     1,773.0     1,790.4     1,850.8
                                                           --------    --------    --------    --------    --------    --------
  Capitalization.......................................    $3,172.6    $2,833.5    $2,716.8    $2,464.9    $2,490.9    $2,659.0
                                                           --------    --------    --------    --------    --------    --------
                                                           --------    --------    --------    --------    --------    --------

--------------------------
(1) In 1993, the settlement of the lawsuits against Unisys Corporation and other parties in connection with Honeywell's 1986 purchase of the Sperry Aerospace Group resulted in a gain of $22.4. Litigation settlements in 1993 and 1992 in the amounts of $10.2 and $287.9, respectively are one-time settlements, after associated expenses, reached with various camera manufacturers for their use of Honeywell's patented automatic focus camera technology.

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

                        HONEYWELL INC. AND SUBSIDIARIES
           (DOLLARS AND SHARES IN MILLIONS EXCEPT PER SHARE AMOUNTS)

                                                  1996        1995         1994         1993         1992         1991
                                               ----------  -----------  -----------  -----------  -----------  -----------
Sales
  Home and Building Control..................  $  3,327.1  $   3,034.7  $   2,664.5  $   2,424.3  $   2,393.6  $   2,249.1
  Industrial Control.........................     2,199.6      2,035.9      1,835.3      1,691.5      1,743.9      1,626.8
  Space and Aviation Control.................     1,640.0      1,527.4      1,432.0      1,674.9      1,933.1      2,132.3
  Other......................................       144.9        133.3        125.2        172.3        152.0        184.7
                                               ----------  -----------  -----------  -----------  -----------  -----------
                                               $  7,311.6  $   6,731.3  $   6,057.0  $   5,963.0  $   6,222.6  $   6,192.9
                                               ----------  -----------  -----------  -----------  -----------  -----------
                                               ----------  -----------  -----------  -----------  -----------  -----------
Operating Profit (1)(2)
  Home and Building Control..................  $    345.8  $     308.6  $     236.5  $     232.7  $     193.4  $     229.1
  Industrial Control.........................       254.9        233.8        206.6        189.7        156.9        224.0
  Space and Aviation Control.................       163.3        127.6         80.9        148.1        175.8        226.1
  Other......................................         6.2          2.8                      (1.8)        (9.5)        (3.1)
                                               ----------  -----------  -----------  -----------  -----------  -----------
  Total operating profit.....................       770.2        672.8        524.0        568.7        516.6        676.1
  Operating profit as a percent of sales.....        10.5%        10.0%         8.7%         9.5%         8.3%        10.9%
  Interest expense...........................       (81.4)       (83.3)       (75.5)       (68.0)       (89.9)       (89.4)
  Litigation settlements.....................                                               32.6        287.9
  Gain on sale of assets.....................
  Equity income..............................        13.3         13.6         10.5         17.8         15.8         14.6
  General corporate expense..................       (91.9)       (97.6)       (89.3)       (72.6)       (95.7)       (91.9)
                                               ----------  -----------  -----------  -----------  -----------  -----------
  Income before income taxes.................  $    610.2  $     505.5  $     369.7  $     478.5  $     634.7  $     509.4
                                               ----------  -----------  -----------  -----------  -----------  -----------
                                               ----------  -----------  -----------  -----------  -----------  -----------
Assets
  Home and Building Control..................  $  2,144.3  $   1,727.2  $   1,529.8  $   1,327.3  $   1,302.4  $   1,282.8
  Industrial Control.........................     1,376.1      1,307.2      1,273.3      1,059.8      1,057.5      1,001.7
  Space and Aviation Control.................     1,037.3        971.1      1,174.9      1,219.6      1,403.6      1,594.5
  Corporate and Other........................       935.6      1,054.7        907.9        991.4      1,106.6        927.7
  Discontinued Operations....................
                                               ----------  -----------  -----------  -----------  -----------  -----------
                                               $  5,493.3  $   5,060.2  $   4,885.9  $   4,598.1  $   4,870.1  $   4,806.7
                                               ----------  -----------  -----------  -----------  -----------  -----------
                                               ----------  -----------  -----------  -----------  -----------  -----------
Additional information
  Average number of common shares
   outstanding...............................       126.6        127.1        129.4        134.2        138.5        140.9
  Return on average stockholders' equity.....        19.7%        17.1%        15.6%        18.4%        13.8%        19.2%
  Stockholders' equity per common share......  $    17.44  $     16.09  $     14.57  $     13.48  $     13.10  $     13.25
  Price/Earnings ratio (3)...................        20.7         18.6         14.7         14.3         11.5         13.9
  Percent of debt to total capitalization....          31%          28%          32%          28%          28%          30%
  Research and development
    Honeywell-funded.........................  $    353.3  $     323.2  $     319.0  $     337.4  $     312.6  $     300.7
    Customer-funded..........................       341.4        336.6        340.5        404.8        390.5        373.5
  Capital expenditures.......................       296.5        238.1        262.4        232.1        244.1        240.2
  Depreciation and amortization..............       287.5        292.9        287.4        284.9        292.7        286.0
  Employees at year end......................      53,000       50,100       50,800       52,300       55,400       58,200

--------------------------
(1) Operating profit is net of special charges amounting to $62.7, $51.2 and $128.4 in 1994, 1993 and 1992, respectively, as follows: Home and Building Control, $28.7, $9.9 and $42.7; Industrial Control, $14.4, $9.0 and $38.6;
    Space and Aviation Control, $19.6, $7.4 and $34.9; Other, $--, $16.4 and $2.6; and General Corporate Expense, $--, $8.5 and $9.6.

(2) Operating profit is net of the additional operating expense impact of adopting SFAS 106 and SFAS 112 amounting to $16.4 and $3.8, respectively, in 1992 as follows: Home and Building Control, $4.3 and $1.0; Industrial Control, $4.0 and $0.9; Space and Aviation Control, $7.0 and $1.6; Other, $0.5 and $0.1; and General Corporate Expense, $0.6 and $0.2.

(3) Price/Earnings ratio calculated using earnings from continuing operations

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   OPERATIONS

SALES

    Honeywell's sales increased to $7.312 billion in 1996, compared with $6.731 billion in 1995 and $6.057 billion in 1994. Sales in the United States of $4.478 billion were up 10 percent, as a result of increased volume in all three business units. International sales, which represent 39 percent of total sales, increased seven percent to $2.834 billion in 1996.

    The international sales increase was the result of positive sales growth of nine percent measured in local currency, partially offset by negative currency effects as the U.S. dollar strengthened an average of two percent against local currencies in countries where Honeywell does business. U.S. export sales, including exports to foreign affiliates, were $973 million in 1996, compared with $839 million in 1995 and $780 million in 1994.

COST OF SALES

    Cost of sales was $4.975 billion in 1996, or 68.0 percent of sales, compared with $4.584 billion (68.1 percent) in 1995 and $4.082 billion (67.4 percent) in 1994. Cost as a percentage of sales decreased slightly in 1996 due to improved gross-margins in the commercial Space and Aviation business. In 1995, cost as a percent of sales increased, from 1994, due to the increased sales in lower gross margin Space and Aviation business and service business in Industrial Control.

RESEARCH AND DEVELOPMENT

    Honeywell spent $353 million, or 4.8 percent of sales, on research and development in 1996, compared with $323 million (4.8 percent) in 1995 and $319 million (5.3 percent) in 1994. The 1994 percentage reflects significant investments in integrated avionics for the new Boeing 777 aircraft. Honeywell expects to maintain its current rate of R&D spending in 1997 as we invest for the future. Honeywell also received $341 million in funds for customer-funded research and development in 1996, compared with $337 million in 1995 and $340 million in 1994.

OTHER EXPENSES AND INCOME

    Selling, general and administrative expenses were $1.313 billion, or 18.0 percent of sales in 1996, compared with $1.263 billion (18.8 percent) in 1995 and $1.174 billion (19.4 percent) in 1994. Selling, general and administrative expenses declined in 1996 as a result of the continued emphasis on improving processes, automation and productivity. The higher percentage in 1994 was primarily due to increased legal costs.

    In 1994, Honeywell recorded special charges of $63 million, or $38 million ($0.29 per share) after income tax.

    Net interest expense was $73 million in 1996, $69 million in 1995 and $60 million in 1994. Interest expense was 8.3 percent of average debt in 1996, compared with 9.5 and 9.0 percent in 1995 and 1994, respectively. Net interest expense decreased slightly as a percent of average debt in 1996 largely due to lower interest rates on the $300 million of notes issuances. Net interest expense increased in 1995, as compared to 1994, due to both higher average debt and higher market interest rates. Information concerning Honeywell's exposure to, and management of, interest rate risk through the use of derivative financial instruments is provided on page 19 and in Notes 12 and 13 to Financial Statements on page 33.

    Earnings   of  companies   owned  20   percent  to   50  percent  (primarily
Yamatake-Honeywell Co., Ltd.), which are accounted for using the equity method, were $13 million in 1996, $14 million in 1995 and $11 million in 1994.

INCOME TAXES

    The provision for income taxes was $208 million in 1996 or 34%, compared with $172 million in 1995 (34 percent) and $91 million in 1994 (25 percent). The 1994 income tax provision was reduced by $38 million ($0.29 per share) as a result of a favorable tax settlement. Further information about income taxes is provided in Note 3 to Financial Statements on page 27.

NET INCOME

    Honeywell's net income increased 21 percent in 1996, primarily due to increased sales volume and lower operating expenses. Net income was $403 million ($3.18 per share) in 1996, compared with $334 million ($2.62 per share) in 1995 and $279 million ($2.15 per share) in 1994. Net income in 1994 included an after-tax provision for special charges of $38 million ($0.29 per share) and a reduction of the provision for income taxes of $38 million ($0.29 per share) from a favorable tax settlement.

RETURN ON EQUITY AND INVESTMENT

    Return  on equity (ROE) was  19.7 percent in 1996,  17.1 percent in 1995 and
15.6 percent in 1994. Return on investment (ROI) was 15.1 percent in 1996, 13.5 percent in 1995 and 12.3 percent in 1994.

OTHER OPERATING SEGMENTS

    The "other" category which generated revenues of $145, $133 and $125 million in 1996, 1995 and 1994, respectively, is primarily the results of Honeywell's research operations. Operating profit for the other operations totaled $6 million in 1996, compared to $3 million in 1995 and a break-even performance in 1994.

CURRENCY

    The U.S. dollar strengthened an average of two percent in 1996 compared with 1995, in relation to the principal foreign currencies in countries where Honeywell products are sold. A stronger dollar has a negative effect on international results because foreign-exchange denominated transactions translate into fewer U.S. dollars, which Honeywell manages through its hedging strategies. Information about Honeywell's exposure to, and management of, currency risk through the use of derivative financial instruments is provided on page 19 and in Notes 4, 12 and 13 to Financial Statements on pages 28, 33 and 33, respectively.

INFLATION

    Highly competitive market conditions have minimized inflation's impact on the selling prices of Honeywell's products and the cost of its purchased materials. Productivity improvements and cost-reduction programs have largely offset the effects of inflation on other costs and expenses.

EMPLOYMENT

    Honeywell employed 53,000 people worldwide at year-end 1996, compared with 50,100 people in 1995 and 50,800 people in 1994. Approximately 30,300 employees work in the United States, with 22,700 employed in other regions, primarily in Europe. Total compensation and benefits in 1996 were $2.8 billion, or 42 percent of total costs and expenses. Sales per employee were $138,500 in 1996, compared with $132,800 in 1995 and $118,600 in 1994.

ENVIRONMENTAL MATTERS

    Honeywell is committed to protecting the environment, both through Honeywell's products and in our manufacturing operations. Our use and release of chemicals to the environment continues to decline steadily. Releases of toxic and ozone-depleting chemicals are being phased out well ahead of regulatory requirements. We are increasing our commitment to pollution prevention: reducing, reusing and recycling to minimize wastes. The costs of managing wastes are decreasing as well. For more information on environmental matters, see Note 20 on page 45.

NEW ACCOUNTING STANDARDS

    In June 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." In accordance with this standard, after a transfer of financial assets has occurred, Honeywell will recognize the financial and servicing assets it controls and the liabilities it has incurred, derecognize financial assets when control has been surrendered and derecognize liabilities when extinguished. This statement is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996, and shall be applied prospectively. Adoption by Honeywell is not expected to have a material effect on results of operations or financial position.

    In October 1996, The American Institute of Certified Public Accountants issued Statement of Position (SOP) 96-1, "Environmental Remediation Liabilities." This SOP provides guidance on specific accounting issues that are present in the recognition, measurement, display and disclosure of environmental remediation liabilities. The provisions of the SOP are effective for fiscal years beginning after December 15, 1996, and adoption by Honeywell in 1997 is not expected to have a material effect on results of operations or financial position.

SAFE HARBOR CAUTIONARY STATEMENT

    Honeywell may occasionally make statements regarding its businesses and their respective markets, such as projections of future performance, statements of management's plans and objectives, forecasts of market trends and other matters, which to the extent they are not historical fact, may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Statements containing the words or phrases "will likely result", "are expected to," "will continue," "is anticipated," "estimate," "project," "outlook" or similar expressions, which may appear herein or in certain documents, reports, press releases, and written or oral presentations made by officers of the company to analysts, shareholders, investors, news organizations and others, identify such forward-looking statements. No assurance can be given that the results in any forward-looking statements will be achieved and actual results could be affected by one or more factors, which could cause them to differ materially. Therefore, all forward-looking statements are qualified in their entirety by reference to, and are accompanied by, the factors listed in Exhibit 99(i) to this report and subsequent quarterly reports on Form 10Q, as filed with the Securities and Exchange Commission, which could cause Honeywell's actual results to differ materially from those projected in such forward-looking statements.

                       DISCUSSION AND ANALYSIS BY SEGMENT

HOME AND BUILDING CONTROL

    Home and Building Control is a global leader in providing comfortable, healthy, safe and energy-efficient indoor environments. Customer loyalty to our brand is based on more than 3,500 products, a broad range of systems and services, and an unmatched distribution network that supports our customer solutions.

    THREE-YEAR SALES OVERVIEW

    Sales in 1996 were $3.327 billion compared with $3.035 billion in 1995 and $2.665 billion in 1994. Home Control experienced strong sales growth from the retail business, new product introductions in Europe, expansion of our overall distribution business, and OEM product globalization. Our Building Control sales increased as we grew our presence in small- and mid-sized buildings, enhanced our EXCEL 5000-Registered Trademark- building management systems and expanded our European building service presence.

    Strategic expansion through acquisitions helped drive sales growth. The 1996 acquisition of Duracraft combined our strong brand equity with Duracraft's product portfolio, cost-effectiveness and speed to market. This acquisition optimizes our strength in retail markets and multiplies our visibility to homeowners. We also acquired Filtercold, a premium water purification manufacturer. Another acquisition, Applied Products Technology, adds compressed air control systems to our energy retrofit portfolio and gives us a critical foothold into a large, untapped industrial market. Ten acquisitions in Europe strengthened our capabilities there. For example, Satronic Holding A.G., a Swiss manufacturer, expands our global boiler control business.

    We continue to grow through alliances forged with utilities and with customers.

    Because of our alliances with three energy suppliers -- LG&E, CNG Energy Services Corp. and U.S. Energy Partners -- our customers in education, health care, government and industrial markets can purchase natural gas at competitive rates and reduce their energy costs.

    Disney made us their preferred supplier of home comfort, convenience, entertainment, security and indoor environment systems for the new town of
Celebration, Florida. Our Perfect-TM- Climate system products and the TotalHome-Registered Trademark- home automation system will play prominent roles in Celebration homes.

    Our alliance with Lucent Technologies brings to customers an intelligent building solution through integration of heating, ventilating, air conditioning, fire, security, data and video communications in a single cable. Work with Electric Power Research Institute resulted in a programmable line voltage thermostat that dramatically improves comfort and reduces energy costs.

    Sales in 1995 benefitted from growth in Europe and Asia Pacific. Home Control grew sales from acquisitions, trade and retail business, and product additions. Building Control's strong sales growth was fueled by Europe and by U.S. energy retrofit and service business. Sales in 1994 grew moderately as the U.S. economy and consumer confidence improved.

    THREE-YEAR OPERATING PROFIT OVERVIEW

    Home and Building Control 1996 operating profit was $346 million compared with $309 million in 1995 and $236 million in 1994, which included $29 million in special charges to streamline operations. In 1996, operating profit increased 12 percent. Home Control profit improved through volume increases and cost reductions. Building Control profits declined due to a very competitive energy retrofit business and investment in programs to enhance productivity.

    In 1995, operating profit rose 16 percent, primarily from strong international volume increases, new products and cost reductions. Excluding special charges, 1994 operating profit increased moderately, due to improvement in the U.S. economy and growing consumer confidence.

    BUSINESS STRATEGIES

    Increased regulation of the environment and a focus on energy management, coupled with customer demands for greater comfort and security, position Home and Building Control well for the future. Growth strategies include expanding and globalizing the product portfolio, including consumer products and heating, ventilation, and air conditioning (HVAC) products. Our strategies also include broadening solution capabilities with a focus on open system technology, globalizing energy retrofit and district energy solutions and enhancing life cycle building service offerings.

INDUSTRIAL CONTROL

    Industrial Control is a global leader in automation solutions from sensors to integrated solutions. Industrial Automation and Control provides one-stop, integrated system solutions including systems, products, and services for process industries such as hydrocarbon processing, chemicals and pulp and paper. Sensing and Control manufactures switches, sensors and solenoid valves for use in vehicles, consumer products, data communication and industrial applications, as well as smart position-sensing devices and systems used in factories and package distribution systems.

    THREE-YEAR SALES OVERVIEW

    Industrial Control sales in 1996 were $2.200 billion, compared with $2.036 billion in 1995 and $1.835 billion in 1994. Sales benefitted from the successful introduction of new measurement, sensing and control products that incorporate leading technology; the excellent market reception of our TotalPlant-Registered Trademark- open solutions; and continued strong demand for upgrades and services that increase the value of our installed control systems. Through our leading technologies, industry expertise and balanced worldwide distribution, we were able to expand global alliances with major customers. Sales in developing markets, including Asia and Eastern Europe, experienced solid growth as these markets invested in advanced technology to equip new factories and processing plants.

    Industrial Automation and Control introduced the new
TotalPlant-Registered Trademark- Solution (TPS) system, the first industrial automation system that unifies business and control information throughout a plant or mill. TPS was supplemented by 30 new products and services introduced in 1996.

    We expanded our measurement and control product portfolio with smart pressure and temperature instruments that transmit system control information from remote field locations, such as pipelines. In addition, we acquired the line of analytical instruments and fully integrated the operations of Leeds + Northrup.

    Sensing  and  Control  sales  continued  to  benefit  from  our  strategy of integrating factory floor solutions and intelligent sensors. Our Smart Distributed System, which allows customers to link intelligent control devices through a simple, open network, has enjoyed rapid acceptance.

    In 1995  and 1994,  Industrial  Control sales  increased moderately  due  to widespread demand for TotalPlant-Registered Trademark- open solutions in domestic and international markets. We also saw strong international sales of commercial sensors and switches.

    THREE-YEAR OPERATING PROFIT OVERVIEW

    Industrial Control operating profit in 1996 was $255 million, $234 million in 1995 and $207 million in 1994. Operating profits increased in 1996, and the profit rate also showed improvement, as a result of continuing strategic actions to reduce overhead, streamline business operations, improve the mix of higher--margin field instruments and automate component manufacturing.

    In 1995, operating profit increased, spurred by a sharp rise in profitability in Sensing and Control as switch margins improved in the United States and as Europe experienced favorable volumes and lower product costs. Operating profit in 1994 included special charges of $14 million to streamline operations and improve productivity.

    BUSINESS STRATEGIES

    Industry consolidation and introduction of new standards for open systems generate opportunities for new products and applications, as customers look to a single control partner to improve productivity and meet safety and environmental regulations. Industrial Control growth and value creation strategies complement these trends. Industrial Automation and Control will grow by providing the best value integrated solutions for process industries, expanding the measurement and control product business, broadening our service portfolio and focusing on fast-growing global markets such as Asia, Middle East, Eastern Europe and Latin America.

    Sensing and Control's strategies include broadening offerings in the rapidly growing smart sensor market, integrating factory floor solutions with intelligent sensors and focusing on fast-growing customer segments such as information technology and on-board automotive sensors.

SPACE AND AVIATION CONTROL

    As a leading supplier of avionics systems and products for the commercial, military and space markets, our Space and Aviation Control business serves customers that range from aircraft manufacturers and business aircraft operators to prime space contractors and the U.S. government. Our systems are on board virtually every commercial aircraft produced in the Western world, and we have also been aboard every manned space flight launched in the U.S.

    THREE-YEAR SALES OVERVIEW

    In 1996, Space and Aviation Control sales were $1.640 billion, compared with $1.527 billion in 1995 and $1.432 billion in 1994. The sales growth results from increased commercial aviation OEM business and our strategies to expand our GPS-based guidance products and systems, pursue retrofit opportunities and bring our Boeing 777 technology to all market segments worldwide.

    Space and Aviation Control orders were up overall in 1996, with strong growth in the commercial aviation business. Major wins include the cockpit retrofits of Federal Express DC-10s, several orders for our enhanced airborne collision avoidance system -- TCAS 2000, and the selection of the next generation Primus Epic advanced integrated avionics system for Raytheon's new Hawker Horizon business jet. Space Systems orders showed excellent growth, with a key initial contract from NASA for an Integrated Global Positioning System/Inertial Navigation System and major awards with Lockheed Martin and Aerojet for work on a space-based infrared surveillance system

    Sales in 1995 increased moderately, driven by the recovery in the business jet and commuter aircraft market, strength in the retrofit and repair business, and increased sales from the International Space Station program. Sales in 1994 experienced an anticipated decline because of lower commercial aircraft production rates and reduced government spending.

    THREE-YEAR OPERATING PROFIT OVERVIEW

    Space and Aviation Control 1996 operating profit was $163 million compared to $128 million in 1995 and $81 million in 1994. In 1996, operating profits increased 28 percent, driven by improvements in the commercial markets, continued productivity improvements and reductions in overhead expenses.

    Operating profit in 1995 increased due to improved margins in commercial aviation systems, lower development expenses and productivity improvements. Operating profits in 1994 included special charges of $20 million to consolidate facilities.

    BUSINESS STRATEGIES

    The  commercial aircraft  industry is poised  for strong growth  in 1997 and beyond. Government spending for electronic components is stabilizing, international opportunities for military avionics retrofits and space systems are increasing, and commercial space programs are growing at a fast pace. Space and Aviation Control strategies are positioned to take advantage of these trends with a strong portfolio of products and solutions.

    Growth strategies include expanding our global positioning-based guidance products and systems; enhancing our offerings in growth markets such as aircraft service and airport control; broadening our role in international military and space programs; pursuing retrofit opportunities; and continuing to optimize our investment in 777 technology application.

                               FINANCIAL POSITION

FINANCIAL CONDITION

    At year-end 1996, Honeywell's capital structure comprised $253 million of short-term debt, $715 million of long-term debt and $2.205 billion of stockholders' equity. The ratio of debt-to-total capital was 31 percent, compared with 28 percent at year-end 1995.

    Total debt increased $175 million during 1996 to $968 million. The increase was used to fund acquisitions.

    Stockholders' equity increased $165 million in 1996 to $2.205 billion. The increase was primarily due to an increase in retained earnings of $403 million from net income, a $96 million increase from stock option exercises and employee stock plans, and a $15 million increase in the pension liability adjustment, offset by a $52 million decrease in accumulated foreign currency translation, dividends of $134 million, and $163 million of treasury stock purchases.

CASH GENERATION AND DEPLOYMENT

    In 1996, $494 million of cash was generated from operating activities, compared with $573 million in 1995 and $470 million in 1994. The decrease in 1996 was largely due to increased working capital. In 1996, cash generated from investing and financing activities included $171 million from the issuance of debt, $90 million of proceeds from the sale of assets and $57 million of proceeds from employee stock plans and the exercise of Honeywell Foundation stock options. These funds were used to support $376 million in acquisitions net of cash acquired, $296 million of capital expenditures, $134 million of dividend payments and $163 million of payments for share repurchases. Cash balances decreased $165 million in 1996.

CONTROLLED WORKING CAPITAL

    Cash used for increases in "controlled working capital" consisting of trade and long-term receivables and inventories, offset by accounts payable and customer advances, was $195 million in 1996. Average working capital as a percentage of sales was 24.6 percent, an improvement of 60 basis points from 1995, in a continuing effort to reduce "controlled working capital" as a percent of sales. The increase in receivable and payable balances in 1996 was consistent with the increase in fourth-quarter sales.

CAPITAL EXPENDITURES AND ACQUISITIONS

    Capital expenditures for property, plant and equipment were $296 million in 1996, compared with $238 million in 1995 and $262 million in 1994. The 1996 depreciation charges were $236 million. Honeywell continues to invest at levels believed to be necessary to maintain its technological leadership position. During 1996, Honeywell invested $411 million in complementary business acquisitions.

SHARE REPURCHASE PROGRAMS

    In December 1994, the Board of Directors authorized a program to purchase up to 2 million Honeywell shares. This program was completed in the third quarter of 1995. In July 1995, the Board of Directors authorized an open-ended program to repurchase $250 million of Honeywell shares, of which $49 million was used in the second half of 1995, and $163 million during 1996. The purpose of the repurchase plan is to offset the shares issued as part of the 1993 Honeywell Stock and Incentive Plan and other issuances (see Note 15 on page 35.) Honeywell repurchased $129 million of shares in 1995, and $168 million of shares in 1994.

    At year-end 1996, Honeywell had 188 million shares issued, 126 million shares outstanding and 31,734 stockholders of record. At year-end 1995, Honeywell had 188 million shares issued, 127 million shares outstanding and 32,569 stockholders of record.

DIVIDENDS

    Honeywell has paid a quarterly dividend since 1932 and has increased the annual payout per share in each of the last 21 years. In November 1995, the Board of Directors approved a four percent increase in the regular annual dividend to $1.04 per share, from $1.00 per share, effective in the fourth quarter 1995. In July 1996, the Board of Directors approved an additional four percent increase in the regular annual dividend to $1.08 per share effective in the third quarter 1996. Honeywell paid $1.06 per share in dividends in 1996, compared with $1.01 in 1995 and $0.97 in 1994.

EMPLOYEE STOCK PROGRAM

    In 1996, Honeywell contributed 395,000 shares of Honeywell common stock to employees under its U.S. employee stock match savings plan. The number of shares contributed under this program depends on employee savings levels and company performance.

PENSION CONTRIBUTIONS

    Cash contributions to Honeywell's pension and retirement plans amounted to $201 million in 1996, $172 million in 1995 and $141 in 1994.

TAXES

    In 1996, taxes paid were $113 million. Accrued income taxes and related interest increased $42 million during 1996.

LIQUIDITY

    Short-term debt at year-end 1996 was $253 million, consisting of $87 million of commercial paper, $67 million of notes payable and $99 million of current maturities of long-term debt. Short-term debt at year-end 1995 totaled $312 million, consisting of $65 million of commercial paper, $63 million of notes payable and $184 million of current maturities of long-term debt.

    Through its banks, Honeywell has access to various credit facilities, including committed credit lines for which Honeywell pays commitment fees and uncommitted lines provided by banks on a non-committed, best-efforts basis. Available general-purpose lines of credit at year-end 1996 totaled $1.128 billion. This consisted of $725 million of committed credit lines to meet Honeywell's financing requirements, including support of commercial paper and bank note borrowings, and $403 million of uncommitted credit lines available to certain foreign subsidiaries. This compared with $1.089 billion of available credit lines at year-end 1995, consisting of $725 million of committed credit lines for general financing requirements and $364 million of uncommitted credit lines available to certain foreign subsidiaries. On January 30, 1997, Honeywell increased its committed credit lines from $725 million to $1,375 billion.

    Honeywell also has access to the public debt markets as evidenced by its $500 million medium-term note program initiated in May 1996. The medium-term note program allows note issuances with maturities beyond nine months. At December 31, 1996, no notes had been issued under this program. Long-term debt maturities consist of $99 million in 1997, $105 million in 1998, and $108 million in 1999.

    In addition, Honeywell has agreements with two major financial institutions whereby it may convert designated pools of trade accounts receivable to cash up to approximately $85 million on an on-going basis (See Note 6 on page 30).

    Cash and short-term investments totaled $136 million at year-end 1996 and $301 million at year-end 1995. Honeywell believes its available cash, committed credit lines, receivable programs, and access to the public debt markets, through its medium-term note and commercial paper programs, provide adequate short-term and long-term liquidity.

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

    Honeywell has entered into various foreign currency exchange contracts designed to manage its net exposure to exchange rate fluctuations on foreign currency transactions (see Notes 4, 12 and 13 to Financial Statements on pages, 28, 33 and 33 respectively). Foreign exchange contracts reduce Honeywell's overall exposure to exchange rate movements, since the gains and losses on these contracts offset losses and gains on the assets, liabilities and transactions being hedged. Transactions that are hedged include foreign currency denominated receivables and payables on the balance sheet, firm purchase orders and firm sales commitments. At year-end 1996, the notional amount of outstanding foreign exchange contracts was $1.111 billion.

    It is Honeywell's practice to manage the relative proportions of its fixed and floating rate debt in the context of the interest rate environment. The objective is to manage the cost of Honeywell's debt financing over an extended period of time. To manage this mix in a cost efficient manner, Honeywell enters into interest rate swap agreements, in which it agrees to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount (see Notes 12 and 13 to Financial Statements on page 33). At year-end 1996, the notional amount of outstanding interest rate swaps was $390 million.

LITIGATION

    On March 13, 1990, Litton Systems, Inc. filed suit against Honeywell in U.S. District Court, Central District of California, alleging Honeywell patent infringement relating to the process used by Honeywell to coat mirrors incorporated in its ring laser gyroscopes; intentional interference by Honeywell with Litton's prospective advantage with customers and with its contractual relationships with Ojai Research, Inc.; and attempted monopolization and predatory pricing by Honeywell in certain alleged markets for products containing ring laser gyroscopes. Honeywell generally denied Litton's patent, tort and antitrust allegations; contested both the validity and infringement of the patent; and alleged that the patent had been obtained by Litton's inequitable conduct before the United States Patent and Trademark Office.

    Separate trials were held on the patent and antitrust claims, and at the conclusion of both trials, juries awarded Litton significant monetary damages. However, the damage awards were set aside by the trial court judge and a new trial ordered on the issue of damages for both claims. The parties have also appealed various legal issues related to these cases. For a more detailed discussion of this litigation, see Note 20 to the financial statements, which appears on page 43 of this report.

CREDIT RATINGS

    Honeywell's credit ratings by Standard and Poor's Corporation and Duff and Phelps Corporation are at A/A-1 and A/Duff1, respectively for short-term and long-term debt. Honeywell's credit rating by Moody's Investors Service, Inc. improved to A2/P1 in 1996.

    On January 27, 1997, Honeywell announced a definitive agreement to acquire Measurex Corporation for approximately $600 million in cash (see Note 22 on page
46). The acquisition will be financed with debt. After careful review of Honeywell's capital structure and financial position given the debt increase, the major credit rating agencies confirmed Honeywell's current credit ratings.

STOCK PERFORMANCE

    The market price of Honeywell stock ranged from $69 7/8 to $44 3/8 in 1996, and was $65 3/4 at year end. Book value per common share at year end was $17.44 in 1996 and $16.09 in 1995.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders of Honeywell Inc.:

    We have audited the statement of financial position of Honeywell Inc. and subsidiaries as of December 31, 1996 and 1995, and the related statements of income and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed at
Part IV, Item 14(a)(2). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, such financial statements present fairly, in all material respects, the financial position of Honeywell Inc. and subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Deloitte & Touche LLP
Minneapolis, Minnesota
February 12, 1997

                                INCOME STATEMENT
                        HONEYWELL INC. AND SUBSIDIARIES
                        (DOLLARS AND SHARES IN MILLIONS
                           EXCEPT PER SHARE AMOUNTS)

                                                                                     YEARS ENDED DECEMBER 31
                                                                                ---------------------------------
                                                                                  1996        1995        1994
                                                                                ---------  ----------  ----------
Sales.........................................................................  $ 7,311.6  $  6,731.3  $  6,057.0
Costs and Expenses
  Cost of sales...............................................................    4,975.4     4,584.2     4,082.1
  Research and development....................................................      353.3       323.2       319.0
  Selling, general and administrative.........................................    1,313.1     1,263.1     1,173.8
  Special charges.............................................................                               62.7
                                                                                ---------  ----------  ----------
                                                                                  6,641.8     6,170.5     5,637.6
                                                                                ---------  ----------  ----------
Interest
  Interest expense............................................................       81.4        83.3        75.5
  Interest income.............................................................        8.5        14.4        15.3
                                                                                ---------  ----------  ----------
                                                                                     72.9        68.9        60.2
                                                                                ---------  ----------  ----------
Equity Income.................................................................       13.3        13.6        10.5
                                                                                ---------  ----------  ----------
Income before Income Taxes....................................................      610.2       505.5       369.7
Provision for Income Taxes....................................................      207.5       171.9        90.8
                                                                                ---------  ----------  ----------
Net Income....................................................................  $   402.7  $    333.6  $    278.9
                                                                                ---------  ----------  ----------
                                                                                ---------  ----------  ----------
Earnings Per Common Share.....................................................  $    3.18  $     2.62  $     2.15
                                                                                ---------  ----------  ----------
                                                                                ---------  ----------  ----------
Average Number of Common Shares Outstanding...................................      126.6       127.1       129.4

                See accompanying Notes to Financial Statements.

                        STATEMENT OF FINANCIAL POSITION
                        HONEYWELL INC. AND SUBSIDIARIES
                             (DOLLARS IN MILLIONS)

                                     ASSETS

                                                                                              1996        1995
                                                                                           ----------  ----------
Current Assets
  Cash and cash equivalents..............................................................  $    127.1  $    291.6
  Short-term investments.................................................................         8.6         9.0
  Receivables............................................................................     1,714.7     1,477.3
  Inventories............................................................................       937.6       794.4
  Deferred income taxes..................................................................       193.2       194.6
                                                                                           ----------  ----------
                                                                                              2,981.2     2,766.9
Investments and Advances.................................................................       247.6       244.8
Property, Plant and Equipment
  Property, plant and equipment..........................................................     2,973.6     2,857.1
  Less accumulated depreciation..........................................................     1,839.4     1,758.2
                                                                                           ----------  ----------
                                                                                              1,134.2     1,098.9
Other Assets
  Long-term receivables..................................................................        25.7        46.8
  Goodwill...............................................................................       507.7       240.7
  Patents, licenses and trademarks.......................................................        34.1        43.4
  Software and other intangibles.........................................................       149.1       340.1
  Deferred income taxes..................................................................        33.0        71.8
  Other..................................................................................       380.7       206.8
                                                                                           ----------  ----------
    Total Assets.........................................................................  $  5,493.3  $  5,060.2
                                                                                           ----------  ----------
                                                                                           ----------  ----------

                                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Short-term debt........................................................................  $    252.4  $    312.4
  Accounts payable.......................................................................       584.8       491.5
  Customer advances......................................................................       202.0       158.2
  Accrued compensation and benefit costs.................................................       287.8       374.3
  Accrued income taxes...................................................................       316.9       274.8
  Deferred income taxes..................................................................        21.9        20.4
  Other accrued liabilities..............................................................       401.1       390.9
                                                                                           ----------  ----------
                                                                                              2,066.9     2,022.5
Long-Term Debt...........................................................................       715.3       481.0
Other Liabilities
  Accrued benefit costs..................................................................       382.0       416.3
  Deferred income taxes..................................................................        46.0        39.2
  Other..................................................................................        78.2        61.1
                                                                                           ----------  ----------
                                                                                              3,288.4     3,020.1
Stockholders' Equity
  Common stock -- $1.50 par value
  Authorized -- 250,000,000 shares
  Issued -- 1996 -- 187,809,512 shares...................................................       281.7
           1995 -- 188,126,704 shares....................................................                   282.2
  Additional paid-in capital.............................................................       528.8       481.3
  Retained earnings......................................................................     3,074.7     2,805.8
  Treasury stock -- 1996 -- 61,360,813 shares............................................    (1,763.5)
                   1995 -- 61,306,251 shares.............................................                (1,650.2)
  Accumulated foreign currency translation...............................................        88.2       140.9
  Pension liability adjustment...........................................................        (5.0)      (19.9)
                                                                                           ----------  ----------
                                                                                              2,204.9     2,040.1
                                                                                           ----------  ----------
    Total Liabilities and Stockholders' Equity...........................................  $  5,493.3  $  5,060.2
                                                                                           ----------  ----------
                                                                                           ----------  ----------

                See accompanying Notes to Financial Statements.

                            STATEMENT OF CASH FLOWS
                        HONEYWELL INC. AND SUBSIDIARIES
                             (DOLLARS IN MILLIONS)

                                                                                       YEARS ENDED DECEMBER 31
                                                                                   -------------------------------
                                                                                     1996       1995       1994
                                                                                   ---------  ---------  ---------
Cash Flows from Operating Activities
  Net income.....................................................................  $   402.7  $   333.6  $   278.9
  Adjustments to reconcile net income to net cash flows from operating activities:
    Depreciation.................................................................      236.1      236.1      235.3
    Amortization of intangibles..................................................       51.4       56.8       52.1
    Deferred income taxes........................................................       38.5       67.2       14.0
    Equity income, net of dividends received.....................................      (10.8)     (11.0)      (7.6)
    (Gain) Loss on sale of assets................................................      (12.0)       7.2        1.0
    Contributions to employee stock plans........................................       38.2       27.4       26.5
    Increase in receivables......................................................     (203.0)     (38.4)     (83.8)
    (Increase) decrease in inventories...........................................      (89.9)     (27.6)      20.9
    Increase in accounts payable.................................................       51.8       50.1       27.7
    Increase (decrease) in accrued income taxes and interest.....................       57.4      (35.4)      (4.6)
    Other changes in working capital, excluding short term investments and
     short-term debt.............................................................      (81.4)     (99.1)     (93.9)
    Other noncurrent items -- net................................................     (148.0)       5.6        3.0
                                                                                   ---------  ---------  ---------
Net cash flows from operating activities.........................................      493.8      572.5      469.5
                                                                                   ---------  ---------  ---------
Cash Flows from Investing Activities
  Proceeds from sale of assets...................................................       90.3       18.7       22.6
  Capital expenditures...........................................................     (296.5)    (238.1)    (262.4)
  Investment in acquisitions.....................................................     (376.2)     (37.7)    (104.6)
  (Increase) decrease in short-term investments..................................       (0.2)      (1.4)       6.7
  Other -- net...................................................................        0.4       (5.2)      10.5
                                                                                   ---------  ---------  ---------
Net cash flows from investing activities.........................................     (582.2)    (263.7)    (327.2)
                                                                                   ---------  ---------  ---------
Cash Flows from Financing Activities
  Net increase (decrease) in short-term debt.....................................       18.8     (101.0)      35.7
  Proceeds from issuance of long-term debt.......................................      340.4      167.5      126.5
  Repayment of long-term debt....................................................     (188.8)    (156.4)      (1.8)
  Purchase of treasury stock.....................................................     (163.2)    (137.3)    (162.5)
  Proceeds from exercise of stock options........................................       57.3       60.4        5.9
  Dividends paid.................................................................     (133.5)    (127.5)    (125.6)
                                                                                   ---------  ---------  ---------
Net cash flows from financing activities.........................................      (69.0)    (294.3)    (121.8)
                                                                                   ---------  ---------  ---------
Effect of exchange rate changes on cash..........................................       (7.1)       9.7        4.6
                                                                                   ---------  ---------  ---------
Increase (decrease) in cash and cash equivalents.................................     (164.5)      24.2       25.1
Cash and cash equivalents at beginning of year...................................      291.6      267.4      242.3
                                                                                   ---------  ---------  ---------
Cash and cash equivalents at end of year.........................................  $   127.1  $   291.6  $   267.4
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------

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

ESTIMATES

    The  preparation  of  financial  statements  in  conformity  with  generally accepted accounting principles requires Honeywell to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results can differ from estimates.

SALES

    Product sales are recorded when title is passed to the customer, which usually occurs at the time of delivery or acceptance. Sales under long-term contracts are recorded on the percentage-of-completion method measured on the cost-to-cost basis for engineering-type contracts and the units-of-delivery basis for production-type contracts. Provisions for anticipated losses on long-term contracts are recorded in full when such losses become evident.

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

INTANGIBLES

    Intangibles are carried at cost and amortized using the straight-line method over their estimated useful lives of not more than 40 years for goodwill (15-25 years for recent acquisitions), four to 17

                        HONEYWELL INC. AND SUBSIDIARIES
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

NOTE 1 -- ACCOUNTING POLICIES (CONTINUED) years for patents, licenses and trademarks, and three to 24 years for software and other intangibles. Intangibles also include the asset resulting from recognition of the defined benefit pension plan minimum liability, which is amortized as part of net periodic pension cost.

DERIVATIVES

    Derivative financial instruments are used by Honeywell to manage interest rate and foreign exchange risks. These financial exposures are managed in accordance with Corporate polices and procedures. Honeywell does not hold or issue derivative financial instruments for trading purposes.

    Foreign exchange contracts are accounted for as hedges to the extent they are designated as, and are effective as, hedges of firm foreign currency commitments. Other such foreign exchange contracts are marked-to-market on a current basis and are included in selling, general and administrative expenses on the income statement and were not material in any year.

    Interest rate contracts designated and effective as a hedge of underlying debt obligations are not marked-to-market, but cash flow from such contracts results in adjustments to interest expense recognized over the life of the underlying debt agreement. Gains and losses from terminated contracts are deferred and amortized over the remaining period of the original contract. Open interest rate contracts are reviewed regularly to ensure that they remain effective as hedges of interest rate exposure.

FOREIGN CURRENCY

    Foreign currency assets and liabilities are generally translated into U. S. dollars using the exchange rates in effect at the statement of financial position date. Results of operations are generally translated using the average exchange rates throughout the period. The effects of exchange rate fluctuations on translation of assets, liabilities and hedges of cash dividend payments from subsidiaries are reported as accumulated foreign currency translation and increased/(reduced) stockholders' equity: $(52.7) in 1996, $33.5 in 1995, and $54.5 in 1994.

LONG-LIVED ASSETS

    In 1996, Honeywell adopted Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". In accordance with SFAS 121, Honeywell evaluates the carrying value of long-lived assets when events and circumstances warrant such a review. The adoption of SFAS 121 did not have a material effect on the results of operations or financial position in 1996.

STOCK BASED COMPENSATION

    In 1996, Honeywell adopted Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation". As permitted under this standard, Honeywell will continue to apply the recognition and measurement principles of Accounting Principles Board (APB) No. 25 to its stock options and other stock-based employee compensation awards. The disclosure of the pro forma net income and pro forma earnings per share as if the fair value method of SFAS 123 had been applied can be found in Note 15 to the financial statements on page 35.

BASIS OF PRESENTATION

    Certain prior year amounts have been reclassified to conform with the current year presentation.

                        HONEYWELL INC. AND SUBSIDIARIES
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

NOTE 2 -- ACQUISITIONS AND SALE OF ASSETS
    Honeywell acquired 17 companies in 1996, nine companies in 1995, and 15 companies in 1994 for $411.2 (including cash acquired of $35.0 and $290.6 for Duracraft Corp.), $37.7, and $104.6 in cash, respectively. These acquisitions were accounted for as purchases, and accordingly, the assets and liabilities of the acquired entities have been recorded at their estimated fair values at the dates of acquisition. The excess of purchase price over the estimated fair values of the net assets acquired, in the amount of $294.7 in 1996, $32.4 in 1995, and $87.4 in 1994, has been recorded as goodwill and is amortized over estimated useful lives. The pro forma results for 1996, 1995 and 1994, assuming these acquisitions had been made at the beginning of the year, would not be significantly different from reported results.

    Proceeds from the sale of assets, including facilities located in St. Louis Park, Minnesota; Arlington Heights, Illinois; Durham, North Carolina; and Shoenaich, Germany and the collection of notes receivable from asset sales made in previous years, amounted to $90.3 in 1996. Proceeds from asset sales in 1995 and 1994 were $18.7 and $22.6, respectively. Gains and losses from asset sales were not material in any year and are included in selling, general and administrative expenses on the income statement.

NOTE 3 -- INCOME TAXES
    The components of income before income taxes consist of the following:

                                                                              1996       1995       1994
                                                                            ---------  ---------  ---------
Domestic..................................................................  $   349.4  $   285.4  $   208.4
Foreign...................................................................      260.8      220.1      161.3
                                                                            ---------  ---------  ---------
                                                                            $   610.2  $   505.5  $   369.7

    The provision for income taxes on that income is as follows:

                                                                               1996       1995       1994
                                                                             ---------  ---------  ---------
Current tax expense
  United States............................................................  $    60.8  $    39.8  $    33.8
  Foreign..................................................................       84.7       59.9       40.6
  State and local..........................................................       27.2        8.9        2.9
                                                                             ---------  ---------  ---------
  Total current............................................................      172.7      108.6       77.3
                                                                             ---------  ---------  ---------
Deferred tax expense
  United States............................................................       27.4       41.7       13.0
  Foreign..................................................................        4.0       17.5       (0.8)
  State and local..........................................................        3.4        4.1        1.3
                                                                             ---------  ---------  ---------
  Total deferred...........................................................       34.8       63.3       13.5
                                                                             ---------  ---------  ---------
Provision for income taxes.................................................  $   207.5  $   171.9  $    90.8

    A favorable tax settlement reduced the 1994 provision for income taxes by $37.6 ($0.29 per share).

                        HONEYWELL INC. AND SUBSIDIARIES
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

NOTE 3 -- INCOME TAXES (CONTINUED)
    A reconciliation of the provision for income taxes to the amount computed using U.S. federal statutory rates is as follows:

                                                                              1996       1995       1994
                                                                            ---------  ---------  ---------
Taxes on income at U.S. federal statutory rates...........................  $   213.6  $   176.9  $   129.4
Tax effects of foreign income.............................................      (15.9)     (11.7)     (15.5)
State taxes...............................................................       21.1        9.9        4.2
Tax effect of settlement..................................................                            (37.6)
Adjustments to effective tax rates used in recording tax assets
 andliabilities...........................................................                              2.7
Other.....................................................................      (11.3)      (3.2)       7.6
                                                                            ---------  ---------  ---------
Provision for income taxes................................................  $   207.5  $   171.9  $    90.8

    Interest costs related to prior years' tax issues are included in the provision for income taxes. Taxes paid were $113.1 in 1996, $128.3 in 1995 and $79.4 in 1994.

    Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of Honeywell's assets and liabilities. Temporary differences comprising the net deferred taxes shown in the statement of financial position are:

                                                                                        1996       1995
                                                                                      ---------  ---------
Employee benefits...................................................................  $    64.9  $   101.6
Miscellaneous accruals..............................................................       85.1       76.4
Excess of tax over book depreciation/amortization...................................       (2.4)      (8.4)
Asset valuation reserves............................................................       36.3       37.6
Long-term contracts.................................................................       14.0       16.0
State taxes.........................................................................       20.9       24.3
Pension liability adjustment........................................................        3.4       12.7
Other...............................................................................      (63.9)     (53.4)
                                                                                      ---------  ---------
                                                                                          158.3  $   206.8

    The components of net deferred taxes shown in the statement of financial position are:

                                                                                        1996       1995
                                                                                      ---------  ---------
Deferred tax assets.................................................................  $   458.8  $   463.7
Deferred tax liabilities............................................................      300.5      256.9

    Provision has not been made for U.S. or additional foreign taxes on $669.1 of undistributed earnings of international subsidiaries, as those earnings are considered to be permanently reinvested in the operations of those subsidiaries. It is not practicable to estimate the amount of tax that might be payable on the eventual remittance of such earnings.

    At  December  31,  1996,  foreign   subsidiaries  had  tax  operating   loss
carryforwards of $14.7.

NOTE 4 -- FOREIGN CURRENCY
    Honeywell has entered into various foreign currency exchange contracts (primarily Belgian francs, Deutsche marks and Canadian dollars) designed to manage its exposure to exchange rate fluctuations on foreign currency transactions. Foreign exchange contracts reduce Honeywell's overall

                        HONEYWELL INC. AND SUBSIDIARIES
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

NOTE 4 -- FOREIGN CURRENCY (CONTINUED)
exposure to exchange rate movements, since the gains and losses on these contracts offset losses and gains on the assets, liabilities, and transactions being hedged. Honeywell hedges a significant portion of all known foreign exchange exposures, including non-functional currency receivables and payables and foreign currency imports and exports. The notional amount of Honeywell's outstanding foreign currency contracts, consisting of forwards, purchased options and swaps, was approximately $1,111.2 and $1,262.2 at December 31, 1996, and 1995, respectively. These contracts generally have a term of less than one year.

NOTE 5 -- INVESTMENTS IN DEBT AND EQUITY SECURITIES
    Honeywell's investments in held-to-maturity securities are reported at amortized cost in the statement of financial position as follows:

                                                                                         1996       1995
                                                                                       ---------  ---------
Cash equivalents.....................................................................  $    42.9  $   161.6
Short-term investments...............................................................        8.6        9.0
Investments and advances.............................................................        5.5        6.9
                                                                                       ---------  ---------
                                                                                       $    57.0  $   177.5

    Held-to-maturity securities generally mature within one year and include the following:

                                                                                         1996       1995
                                                                                       ---------  ---------
Time deposits with financial institutions............................................  $    40.5  $    53.4
Commercial paper.....................................................................        0.0      109.3
Other................................................................................       16.5       14.8
                                                                                       ---------  ---------
                                                                                       $    57.0  $   177.5

    Honeywell's purchases of held-to-maturity securities, consisting primarily of commercial paper, amounted to $4,128.0 and $3,528.0 in 1996 and 1995, respectively. Proceeds from maturities of held-to-maturity securities amounted to $4,248.5 in 1996 and $3,494.3 in 1995. Honeywell has no investments in trading securities, and available-for-sale securities are not material. The estimated aggregate fair value of these securities approximates their carrying amounts in the statement of financial position. Gross unrealized holding gains and losses were not material in any year.

NOTE 6 -- RECEIVABLES
    Receivables have been reduced by an allowance for doubtful accounts as follows:

                                                                                          1996       1995
                                                                                        ---------  ---------
Receivables, current..................................................................  $    33.5  $    34.5
Long-term receivables.................................................................        0.7        0.7

    Receivables include approximately $19.8 in 1996 and $20.1 in 1995 billed to customers but not paid pursuant to contract retainage provisions. These balances are due upon completion of the contracts, generally within one year.

    Unbilled receivables related to long-term contracts amount to $360.5 and $314.0 at December 31, 1996, and 1995, respectively, and are generally billable and collectible within one year.

    Long-term, interest-bearing notes receivable from the sale of assets have been reduced by valuation reserves of $1.7 in 1996 and $1.8 in 1995 to an amount that approximates realizable value.

                        HONEYWELL INC. AND SUBSIDIARIES
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

NOTE 6 -- RECEIVABLES (CONTINUED)
    Honeywell maintains an agreement with a large international banking institution whereby it can sell an undivided interest in a designated pool of trade accounts receivable up to a maximum of $50.0 on an ongoing basis and without recourse. As collections reduce accounts receivable sold, Honeywell may sell an additional undivided interest in new receivables to bring the amount sold up to the $50.0 maximum. Proceeds received from the sale of receivables amounted to $238.8 in 1996, $22.4 in 1995 and $34.4 in 1994. The uncollected balance of receivables sold amounted to $7.0 and $1.5 at December 31, 1996, and 1995, respectively, and averaged $23.2 and $2.7 during those respective years. Honeywell, as agent for the purchaser, retains collection and administrative responsibilities for the participating interests sold.

    In 1996, Honeywell entered into an asset securitization program with a large financial institution to sell, with recourse, up to a maximum of $50.0 Canadian dollars (approximately $36.5 US Dollars at December 31, 1996) of certain eligible trade receivables to a trust. As receivables transferred to the trust are collected, Honeywell may transfer additional receivables up to the predetermined facility limits. Gross receivables transferred to the trust amounted to $31.5 in 1996. Honeywell retains the right to repurchase transferred receivables under the program and included at year-end are $31.5 of uncollected receivables held in trust.

NOTE 7 -- INVENTORIES

                                                                              1996       1995
                                                                            ---------  ---------
Finished goods............................................................  $   386.5  $   356.6
Inventories related to long-term contracts................................      122.7       73.6
Work in process...........................................................      185.8      159.5
Raw materials and supplies................................................      242.6      204.7
                                                                            ---------  ---------
                                                                            $   937.6  $   794.4

    Inventories related to long-term contracts are net of payments received from customers relating to the uncompleted portions of such contracts in the amounts of $60.7 and $56.4 at December 31, 1996, and 1995, respectively.

NOTE 8 -- GROSS PROPERTY, PLANT AND EQUIPMENT

                                                                          1996        1995
                                                                        ---------  ----------
Land..................................................................  $    71.6  $     77.7
Buildings and improvements............................................      600.7       585.8
Machinery and equipment...............................................    2,208.7     2,100.3
Construction in progress..............................................       92.6        93.3
                                                                        ---------  ----------
                                                                        $ 2,973.6  $  2,857.1

                        HONEYWELL INC. AND SUBSIDIARIES
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

NOTE 9 -- FOREIGN SUBSIDIARIES
    The following is a summary of financial data pertaining to foreign subsidiaries:

                                                              1996        1995        1994
                                                            ---------  ----------  ----------
Net income................................................  $   172.9  $    142.9  $    121.5
Assets....................................................  $ 1,847.8  $  1,849.4  $  1,742.3
Liabilities...............................................      838.5       802.8       726.4
                                                            ---------  ----------  ----------
Net assets................................................  $ 1,009.3  $  1,046.6  $  1,015.9

    Insofar as can be reasonably determined, there are no foreign-exchange restrictions that materially affect the financial position or the operating results of Honeywell and its subsidiaries.

NOTE 10 -- INVESTMENTS IN OTHER COMPANIES
    Following is a summary of financial data pertaining to companies 20 to 50 percent owned. The principal company included is Yamatake-Honeywell Co., Ltd., of which Honeywell owns 23.3 percent of the outstanding common stock. This investment had a market value of $329.8 and $316.3 at December 31, 1996, and 1995, respectively.

                                                              1996        1995        1994
                                                            ---------  ----------  ----------
Sales.....................................................  $ 1,949.2  $  2,065.1  $  1,877.0
Gross profit..............................................      688.8       743.5       680.7
Net income................................................       51.8        54.2        48.4
Equity in net income......................................       13.3        13.6        10.5
Current assets............................................  $ 1,576.9  $  1,400.6  $  1,371.4
Noncurrent assets.........................................      421.1       598.8       616.8
                                                            ---------  ----------  ----------
                                                              1,998.0     1,999.4     1,988.2
                                                            ---------  ----------  ----------
Current liabilities.......................................      853.5       742.6       841.6
Noncurrent liabilities....................................      181.4       327.8       225.8
                                                            ---------  ----------  ----------
                                                              1,034.9     1,070.4     1,067.4
                                                            ---------  ----------  ----------
Net assets................................................  $   963.1  $    929.0  $    920.8
Equity in net assets......................................  $   241.0  $    236.8  $    225.5

NOTE 11 -- INTANGIBLE ASSETS
    Intangible assets have been reduced by accumulated amortization as follows:

                                                                              1996       1995
                                                                            ---------  ---------
Goodwill..................................................................  $    74.9  $    49.2
Patents, licenses and trademarks..........................................       83.4       75.8
Software and other intangibles............................................      189.1      168.1

NOTE 12 -- DEBT

SHORT-TERM DEBT

    Honeywell had general purpose lines of credit available totaling $1,127.9 at December 31, 1996. Committed revolving credit lines with 21 banks total $725.0, which management believes is adequate to meet its financing requirements, including support of commercial paper and bank note borrowings. These lines have commitment fee requirements. There were no borrowings on these lines at December 31, 1996. The remaining credit facilities of $402.9 have been arranged by non-U.S. subsidiaries in

                        HONEYWELL INC. AND SUBSIDIARIES
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

NOTE 12 -- DEBT (CONTINUED)
accordance with customary lending practices in their respective countries of operation. Borrowings against these lines amounted to $53.5 at December 31, 1996. The weighted-average interest rate on short-term borrowings outstanding at December 31, 1996, and 1995, respectively, was as follows: commercial paper, 4.2 percent and 6.0 percent; and notes payable, 3.9 percent and 6.5 percent.

    Short-term debt consists of the following:

                                                                              1996       1995
                                                                            ---------  ---------
Commercial paper..........................................................  $    86.5  $    65.0
Notes payable.............................................................       67.2       62.8
    Current maturities of long-term debt..................................       98.7      184.6
                                                                            ---------  ---------
                                                                            $   252.4  $   312.4

LONG-TERM DEBT

                                                                              1996       1995
                                                                            ---------  ---------
Honeywell Inc.
  7 7/8% due 1996.........................................................             $   100.0
  6 1/4% Deutsche mark bonds due 1997.....................................  $    96.6      104.7
  7.15% to 7.71% medium-term notes due 1998...............................       50.0       50.0
  7.36% to 7.46% medium-term notes due 1999...............................       70.5       70.5
  7.35% medium-term notes due 2000........................................       75.0       75.0
  6.60% due 2001..........................................................      100.0
  8 5/8% due 2006.........................................................      100.0      100.0
  7 1/8% due 2008.........................................................      200.0
  7.45 % to 10 1/2% due 2001 to 2010......................................       27.1       28.0
Subsidiaries
  9.6% Canadian dollar notes due 1996.....................................                  84.4
  3.02% to 10.0% due 1997 to 2008, various currencies.....................       94.8       53.0
                                                                            ---------  ---------
                                                                                814.0      665.6
Less amount included in short-term debt...................................       98.7      184.6
                                                                            ---------  ---------
                                                                            $   715.3  $   481.0

    The 7 7/8 percent notes matured in May, 1996. The 9.6 percent Canadian dollar notes matured in December, 1996 and were refinanced with a receivables securitization agreement, as discussed in Note 6, and a commercial paper program. Included in Notes Payable are $31.5 of liabilities related to the asset securitization program. In 1993, Honeywell entered into interest rate swap agreements effectively converting the 9.6 percent Canadian dollar notes to floating-rate debt based on three-month Canadian bankers acceptance rates. The swap agreements for the 9.6 percent Canadian dollar notes also expired in December 1996.

    The 6 1/4 percent Deutsche mark bonds due 1997 are linked to a currency exchange agreement that converts principal and interest payments into fixed U.S. dollar obligations with an interest cost of 8.17 percent.

    In August 1994, Honeywell initiated a $500.0 medium-term note program whereby it may issue notes with maturities of nine months to 30 years denominated in U.S. dollars or foreign currencies

                        HONEYWELL INC. AND SUBSIDIARIES
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

NOTE 12 -- DEBT (CONTINUED)
with fixed or variable interest rates. Honeywell issued $121.0 and $100.5 of U.S. dollar fixed-rate medium-term notes in 1995 and 1994, respectively. This facility was fully utilized in the first half of 1996 with the issuance of $100.0 of 6.6 percent debt due in 2001 and $200.0 of 7 1/8 percent debt due in 2008.

    In May 1996, Honeywell established a $500.0 medium term note program whereby it may issue notes with maturities beyond nine months in U.S. dollars or foreign currencies with fixed or variable interest rates. At December 31, 1996, no notes have been issued against this facility.

    Honeywell uses interest rate swaps to manage its interest rate exposures and its mix of fixed and floating interest rates. In 1994, Honeywell entered into interest rate swap agreements effectively converting $50.0 of the $70.5 of medium-term notes due in 1999 to floating rate debt based on three-month LIBOR rates. In 1995, interest rate swap agreements were initiated to effectively convert $40.0 of medium-term notes back to fixed-rate debt. In 1996, Honeywell entered into interest rate swap agreements converting the $100.0 of bonds due in 2001 and $200.0 of bonds due in 2008 to floating rate debt based on six months LIBOR rates. The swap agreements outstanding at December 31, 1996 expire as follows: $20.0 in July 1997, $20.0 in May 1998, $50.0 in August 1999, $100.0 in
April 2001, and $200.0 in April 2008.

    Annual sinking-fund and maturity requirements for the next five years on long-term debt outstanding at December 31, 1996, are as follows:

1997...................................................  $    98.7
1998...................................................      104.6
1999...................................................      107.7
2000...................................................       75.2
2001...................................................      116.2

    Interest  paid amounted to $77.3, $86.0, and  $69.1 in 1996, 1995, and 1994,
respectively.

NOTE 13 -- FAIR VALUE OF FINANCIAL INSTRUMENTS
    All financial instruments are held for purposes other than trading. The estimated fair values of all nonderivative financial instruments approximate their carrying amounts in the statement of financial position with the exception of long-term debt. The estimated fair value of long-term debt is based on quoted market prices for the same or similar issues or on current rates available to Honeywell for debt of the same remaining maturities. The carrying amount of long-term debt was $814.0 and $665.6 at December 31, 1996, and 1995, respectively; and the fair value was $833.4 and $702.6 at December 31, 1996, and 1995, respectively.

    The estimated fair value of interest rate swaps, foreign currency contracts, and option contracts, which is the net unrealized market gain or loss, is based primarily on quotes obtained from various

                        HONEYWELL INC. AND SUBSIDIARIES
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

NOTE 13 -- FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)
financial institutions that deal  in these types  of instruments. The  following
table   summarizes  the  notional  value,  carrying  value  and  fair  value  of
Honeywell's derivative financial instruments on and off the balance sheet.

                                      AT DECEMBER 31, 1996                At December 31, 1995
                                ---------------------------------  ----------------------------------
                                NOTIONAL    CARRYING      FAIR      Notional    Carrying      Fair
                                  VALUE       VALUE       VALUE      Value        Value       Value
                                ---------  -----------  ---------  ----------  -----------  ---------
Interest rate swaps...........  $   390.0   $     0.0   $     7.2  $    225.0   $     0.0   $    (4.7)
Currency contracts............  $ 1,111.2        17.6   $    22.9     1,262.2        25.7         4.7
                                ---------       -----   ---------  ----------       -----   ---------
Total.........................  $ 1,501.2   $    17.6   $    30.1  $  1,487.2   $    25.7   $     0.0
                                ---------       -----   ---------  ----------       -----   ---------
                                ---------       -----   ---------  ----------       -----   ---------

    Honeywell is exposed to credit risk to the extent of nonperformance by the counterparties to the foreign currency contracts and the interest rate swaps shown above. However, the credit ratings of the counterparties, which consist of a diversified group of financial institutions, are regularly monitored and risk of default is considered remote.

NOTE 14 -- LEASING ARRANGEMENTS
    As lessee, Honeywell has minimum annual lease commitments outstanding at December 31, 1996, with the majority of the leases having initial periods ranging from one to 10 years. Following is a summary of operating lease information.

                                                                            OPERATING
                                                                             LEASES
                                                                           -----------
1997.....................................................................   $   103.0
1998.....................................................................        79.7
1999.....................................................................        60.0
2000.....................................................................        44.7
2001.....................................................................        31.4
2002 and beyond..........................................................        84.0
                                                                           -----------
                                                                            $   402.8

    Rent expense for operating leases was $153.7 in 1996, $143.4 in 1995, and $136.9 in 1994.

    Substantially all leases are for plant, warehouse, office space and automobiles. A number of the leases contain renewal options ranging from one to 10 years.

                        HONEYWELL INC. AND SUBSIDIARIES
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

NOTE 15 -- CAPITAL STOCK

                                                                         ADDITIONAL
                                                              COMMON       PAID-IN     TREASURY
                                                               STOCK       CAPITAL       STOCK
                                                            -----------  -----------  -----------
Balance January 1, 1994...................................   $   282.5    $   431.5   $  (1,428.4)
Purchase of treasury stock --
  5,223,800 shares........................................                                 (168.0)
Issued for employee stock plans --
  962,242 treasury shares                                                      15.4          19.9
  42,570 shares canceled..................................        (0.1)
                                                            -----------  -----------  -----------
Balance December 31, 1994.................................       282.4        446.9      (1,576.5)
Purchase of treasury stock --
  3,090,400 shares........................................                                 (129.3)
Issued for Honeywell Foundation Pledge --
  1,000,000 treasury shares...............................                     13.4          21.7
Issued for employee stock plans --
  1,814,714 treasury shares                                                    21.0          33.9
  159,296 shares canceled.................................        (0.2)
                                                            -----------  -----------  -----------
Balance December 31, 1995.................................       282.2        481.3      (1,650.2)
Purchase of treasury stock --
  2,904,000 shares........................................                                 (163.2)
Issued for Honeywell Foundation Pledge --
  450,000 treasury shares.................................                      8.3           9.2
Issued for employee stock plans --
  2,399,438 treasury shares...............................                     39.2          40.7
  317,192 shares canceled.................................        (0.5)
                                                            -----------  -----------  -----------
Balance December 31, 1996.................................   $   281.7    $   528.8   $  (1,763.5)

STOCK-BASED COMPENSATION PLANS FOR KEY EMPLOYEES

    In 1993, the Board of Directors adopted, and the shareholders approved, the 1993 Honeywell Stock and Incentive Plan. The plan, which terminates December 31, 1998, provides for the award of up to 7,500,000 shares of common stock. The purpose of the plan is to align the personal interests of key employees, through the ownership of shares of common stock and other incentives, to those of Honeywell shareholders and provide flexibility to Honeywell in its ability to motivate, attract and retain the services of such key employees who have the ability to enhance the value of Honeywell and its subsidiaries. Awards made under the plan may be in the form of stock options, restricted stock or other stock-based awards. The plan replaced similar plans, and awards currently outstanding under those plans, were not affected. At December 31, 1996 there were 6,843,074 shares reserved for all key employee plans.

    In 1996, Honeywell adopted Statement of Financial Accounting Standard No. 123 (SFAS 123), "Accounting for Stock-Based Compensation". As permitted by SFAS 123, Honeywell has elected to continue following the guidance of APB 25 for measurement and recognition of stock-based transactions with employees (See Note 1 on page 26). The compensation cost that has been charged against income, for the restricted stock and other stock-based awards, was $12.2, $3.2 and $5.6 in 1996, 1995 and 1994, respectively. No compensation cost has been recognized for the awards made in the form of

                        HONEYWELL INC. AND SUBSIDIARIES
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

NOTE 15 -- CAPITAL STOCK (CONTINUED)
stock options. If compensation cost for Honeywell's stock-based compensation plans had been determined based on the fair value at the grant dates for awards under those plans, consistent with the method provided in FAS 123, Honeywell's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                              1996       1995
                                                            ---------  ---------
Net Income................................  As reported     $   402.7  $   333.6
                                            Pro forma       $   392.6  $   329.7
Earnings Per Share........................  As reported     $    3.18  $    2.62
                                            Pro forma       $    3.10  $    2.59

FIXED STOCK OPTIONS

    All stock option grants are reviewed and approved by the Personnel Committee of the Board of Directors. Stock options are granted periodically at the fair market value of Honeywell common stock on the date of the grant and exercisable one year from the date of the grant. In 1995, the Committee extended the vesting period for certain newly granted stock options to eighteen months.

    A summary of the status of the fixed stock options as of December 31, 1996, 1995 and 1994 and changes during the years ending on those dates is presented below:

                                                   1996                         1995                          1994
                                        --------------------------  ----------------------------  ----------------------------
                                         SHARES     WEIGHTED AVG     Shares      Weighted Avg      Shares      Weighted Avg
                                          (000)    EXERCISE PRICE     (000)     Exercise Price      (000)     Exercise Price
                                        ---------  ---------------  ---------  -----------------  ---------  -----------------
Fixed Options
  Outstanding at beginning of year....      5,963     $      35         5,346      $      30          4,740      $      29
  Granted.............................        423            54         1,891             43          1,001             33
  Exercised...........................      1,821            31         1,248             28            320             22
  Forfeited...........................         58            42            26             39             75             33
  Outstanding at end of year..........      4,507            39         5,963             35          5,346             30
  Options exercisable at year end.....      4,088            37         4,087             31          4,390             30
  Weighted average fair value of
   options granted during the year....  $   14.19                   $   10.43

    The weighted average fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model and represents the difference between the fair market value on the date of grant and the estimated market value on the exercise date. The following weighted-average assumptions are used in the Black Scholes model for grants in 1996 and 1995, respectively: dividend yield of two percent for all years; expected volatility of 27 and 24 percent, risk-free interest rates of 6.3 and 6.0 percent, and expected lives of four for all years.

                        HONEYWELL INC. AND SUBSIDIARIES
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

NOTE 15 -- CAPITAL STOCK (CONTINUED)
    The following table summarizes information about fixed stock options outstanding at December 31, 1996. The fixed options outstanding include options issued under the 1993 Honeywell Stock and Incentive Plan and the previous plans which the 1993 plan replaced.

                                   OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                     -----------------------------------------------  ----------------------------------
                         SHARES        REMAINING                          SHARES
     RANGE OF        OUTSTANDING AT   CONTRACTUAL  WEIGHTED AVERAGE   EXERCISABLE AT   WEIGHTED AVERAGE
  EXERCISE PRICES    12/31/96 (000)      LIFE       EXERCISE PRICE    12/31/96 (000)    EXERCISE PRICE
-------------------  ---------------  -----------  -----------------  ---------------  -----------------
$16-$24                       195        2.2 yrs       $      20               195         $      20
$25-$36                     1,609        5.9 yrs              32             1,609                32
$37-$54                     2,616        8.2 yrs              44             2,284                42
$55-$69                        87        9.8 yrs              62                 0                 0

RESTRICTED STOCK AWARDS

    Restricted shares of common stock are issued to certain key employees as compensation and as incentives tied to Honeywell performance. Restricted shares issued as compensation are awarded with a fixed restriction period ranging from three to six years. In 1993, shares were issued and tied to performance goals which restricted the shares until the earlier to occur of: (i) the achievement of performance goals within a specified measurement period, not more than three years, or (ii) nine years. The vesting of performance shares awarded in 1996 to senior executives was established at not more than two years. Owners of restricted shares have the rights of shareholders, including the right to receive cash dividends and the right to vote. Restricted shares forfeited revert to Honeywell at no cost. Restricted shares issued totaled 371,917 in 1996, 212,781 in 1995, and 141,376 in 1994. At December 31, restricted shares outstanding under key employee plans totaled 835,443 in 1996, 665,005 in 1995, and 705,030 in 1994 with a weighted average grant-date fair value of $46 and $37 in 1996 and 1995, respectively.

EMPLOYEE STOCK MATCH PLANS

    In 1990, Honeywell adopted Stock Match and Performance Stock Match plans under which Honeywell matches, in the form of Honeywell common stock, certain eligible U.S. employee savings plan contributions. Employees are vested in the shares after three years of employment. Shares issued under the stock match plans totaled 394,534 in 1996, 571,905 shares in 1995, and 634,561 shares in 1994 at a cost of $23.4, $24.2 and $20.7, respectively. There were 747,295 shares reserved for employee stock match plans at December 31, 1996.

STOCK PLEDGE

    In 1993, Honeywell pledged to the Honeywell Foundation a five-year option to purchase 2,000,000 shares of common stock at $33 per share. This option is transferable to charitable organizations and exercisable in whole or in part, subject to certain conditions, from time to time during its term. Shares purchased under the option totaled 450,000 in 1996 and 1,000,000 in 1995.

PREFERENCE STOCK

    Twenty-five million preference shares with a par value of $1 have been authorized. None have been issued at December 31, 1996.

                        HONEYWELL INC. AND SUBSIDIARIES
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

NOTE 16 -- RETAINED EARNINGS

                                                              1996        1995        1994
                                                            ---------  ----------  ----------
Balance January 1.........................................  $ 2,805.8  $  2,600.4  $  2,447.3
Net income................................................      402.7       333.6       278.9
Dividends
  1996-$1.06 PER SHARE....................................     (133.8)
  1995-$1.01 per share....................................                 (128.2)
  1994-$0.97 per share....................................                             (125.8)
                                                            ---------  ----------  ----------
Balance December 31.......................................  $  3074.7  $  2,805.8  $  2,600.4

    Included in retained earnings are undistributed earnings of companies 20 to 50 percent owned, amounting to $155.2 at December 31, 1996.

NOTE 17 -- SEGMENT INFORMATION
    Honeywell is a global controls company focused on creating value through control technology. Honeywell serves customers worldwide through operations engaged in the design, development, manufacture, marketing and service of control solutions in three industry segments -- Home and Building Control, Industrial Control and Space and Aviation Control. Honeywell's broad range of products, systems, and services provide solutions worldwide as our customers look to improve productivity, energy efficiency and environmental protection, increase safety, and enhance comfort.

    Home and Building Control provides products and services to create efficient, safe, comfortable environments by offering controls for heating, ventilation, humidification and air-conditioning equipment; security and fire alarm systems; home automation systems; energy-efficient lighting controls; building management systems and services; and home comfort consumer products. Customers include building managers and owners; distributors and wholesalers; heating, ventilation and air conditioning manufacturers; home builders; home owners; and original equipment manufacturers.

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

    In addition to the three industry segments, Honeywell has two research and development operations that promote technology and products to both external customers and operating units. The results of these research operations comprise primarily the "other" category.

                        HONEYWELL INC. AND SUBSIDIARIES
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

NOTE 17 -- SEGMENT INFORMATION (CONTINUED)
    Information concerning Honeywell's sales, operating profit and identifiable assets by industry segment can be found on page 11. This information for 1996, 1995 and 1994 is an integral part of these financial statements. Sales include external sales only. Intersegment sales are not significant. Corporate and other assets include the assets of the entities in the "other" category and cash, short-term investments, investments, property and deferred taxes held by corporate.

    Following is additional financial information relating to industry segments:

                                                                    1996       1995       1994
                                                                  ---------  ---------  ---------
Capital expenditures
  Home and Building Control.....................................  $   106.8  $    87.2  $    95.6
  Industrial Control............................................       74.8       73.0       73.6
  Space and Aviation Control....................................       55.8       42.9       54.9
  Corporate and other...........................................       59.1       35.0       38.3
                                                                  ---------  ---------  ---------
                                                                  $   296.5  $   238.1  $   262.4
Depreciation and amortization
  Home and Building Control.....................................  $    98.4  $    87.4  $    71.8
  Industrial Control............................................       72.3       69.3       67.1
  Space and Aviation Control....................................       84.0      109.7      120.0
  Corporate and other...........................................       32.8       26.5       28.5
                                                                  ---------  ---------  ---------
                                                                  $   287.5  $   292.9  $   287.4

    Honeywell is a global company and as such engages in material operations in countries worldwide. Geographic areas of operation include Europe, Canada, Mexico, Asia, Australia, and South America.

    Following is financial information relating to geographic areas:

                                                              1996        1995        1994
                                                            ---------  ----------  ----------
External sales
  United States...........................................  $ 4,477.9  $  4,087.5  $  3,824.7
  Europe..................................................    1,981.7     1,858.9     1,528.5
  Other areas.............................................      852.0       784.9       703.8
                                                            ---------  ----------  ----------
                                                            $ 7,311.6  $  6,731.3  $  6,057.0
Transfers between geographic areas
  United States...........................................  $   364.4  $    318.6  $    293.3
  Europe..................................................       73.2        67.1        46.3
  Other areas.............................................       77.5        61.5        54.3
                                                            ---------  ----------  ----------
                                                            $   515.1  $    447.2  $    393.9
Total sales
  United States...........................................  $ 4,842.3  $  4,406.1  $  4,118.0
  Europe..................................................    2,054.9     1,926.0     1,574.8
  Other areas.............................................      929.5       846.4       758.1
  Eliminations............................................     (515.1)     (447.2)     (393.9)
                                                            ---------  ----------  ----------
                                                            $ 7,311.6  $  6,731.3  $  6,057.0

                        HONEYWELL INC. AND SUBSIDIARIES
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

NOTE 17 -- SEGMENT INFORMATION (CONTINUED)

                                                              1996        1995        1994
                                                            ---------  ----------  ----------
Operating profit
  United States...........................................  $   484.2  $    425.4  $    343.7
  Europe..................................................      203.0       191.7       139.1
  Other areas.............................................       83.0        55.7        41.2
                                                            ---------  ----------  ----------
  Operating profit........................................      770.2       672.8       524.0
  Interest expense........................................      (81.4)      (83.3)      (75.5)
  Equity income...........................................       13.3        13.6        10.5
  General corporate expense...............................      (91.9)      (97.6)      (89.3)
                                                            ---------  ----------  ----------
  Income before income taxes..............................  $   610.2  $    505.5  $    369.7
Identifiable Assets
  United States...........................................  $ 2,828.3  $  2,331.1  $  2,356.2
  Europe..................................................    1,479.9     1,375.0     1,303.1
  Other areas.............................................      444.9       461.4       434.9
  Corporate...............................................      740.2       892.7       791.7
                                                            ---------  ----------  ----------
                                                            $ 5,493.3  $  5,060.2  $  4,885.9

    Honeywell transfers products from one geographic region for resale in another. These transfers are priced to provide both areas with an equitable share of the overall profit.

    In December 1994, Honeywell committed itself to a plan of action and recorded special charges of $62.7 to consolidate manufacturing capacity and reduce the overhead structure. At December 31, 1996, the accruals made in December 1994 had been paid and were funded by cash flows from operations. Operating profit is net of provisions for special charges amounting to $62.7 in 1994 as follows: United States, $23.2; Europe, $29.6; other areas, $9.9.

NOTE 18 -- PENSION PLANS
    Honeywell and its subsidiaries have noncontributory defined benefit pension plans that cover substantially all of their U.S. employees. The plan covering non-union employees provides pension benefits based on employee average earnings during the highest paid 60 consecutive calendar months of employment during the 10 years prior to retirement. The plan covering union employees provides pension benefits of stated amounts for each year of credited service. Funding for these plans is provided solely through contributions from Honeywell determined by the Board of Directors after consideration of recommendations from the plans' independent actuary. Such recommendations are based on actuarial valuations of benefits payable under the plans.

    The components of net periodic pension cost for U.S. defined benefit pension plans are as follows:

                                                                  1996       1995       1994
                                                                ---------  ---------  ---------
Service cost of benefits earned during the period.............  $    55.6  $    50.5  $    53.8
Interest cost of projected benefit obligation.................      226.3      222.8      201.5
Actual return on assets.......................................     (339.1)    (400.8)     (73.3)
Net amortization and deferral.................................      130.6      228.9      (92.6)
                                                                ---------  ---------  ---------
                                                                $    73.4  $   101.4  $    89.4

                        HONEYWELL INC. AND SUBSIDIARIES
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

NOTE 18 -- PENSION PLANS (CONTINUED)
    Following is a summary of assumptions used in the accounting for the U.S. defined benefit plans.

                                                                         1996       1995       1994
                                                                       ---------  ---------  ---------
Discount rate used in determining present values.....................       7.8%       7.5%       8.5%
Annual increase in future compensation levels........................       4.7%       4.4%       5.4%
Expected long-term rate of return on assets..........................       9.5%       8.5%       8.5%

    Employees in foreign countries who are not U.S. citizens are covered by various retirement benefit arrangements, some of which are considered to be defined benefit pension plans for accounting purposes. The net cost of all foreign pension plans amounted to $10.9 in 1996, $(3.6) in 1995 and $1.2 in 1994.

    The components of net periodic pension cost for foreign defined benefit pension plans are as follows:

                                                                    1996       1995       1994
                                                                  ---------  ---------  ---------
Service cost of benefits earned during the period...............  $    33.6  $    31.2  $    30.3
Interest cost of projected benefit obligation...................       58.3       55.7       47.6
Actual return on assets.........................................     (102.8)     (90.6)     (43.2)
Net amortization and deferral...................................       19.6       (3.2)     (37.1)
                                                                  ---------  ---------  ---------
                                                                  $     8.7  $    (6.9) $    (2.4)

    Assumptions used in the accounting for foreign defined benefit plans were:

                                                             1996         1995         1994
                                                          ----------  ------------  ----------
Discount rate used in determining present values........    4.5-9.0%      4.5-9.5%    4.5-9.0%
Annual increase in future compensation levels...........    2.0-7.0%     2.0-7.25%    2.0-8.0%
Expected long-term rate of return on assets.............    5.5-9.0%      5.5-9.0%    5.5-9.5%

                        HONEYWELL INC. AND SUBSIDIARIES
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

NOTE 18 -- PENSION PLANS (CONTINUED)
    The plans' funded status as of September 30, adjusted for fourth quarter contributions, and amounts recognized in Honeywell's statement of financial position for its pension plans are summarized below.

                                                                                       Plans Whose    Plans Whose
                                                                                      Assets Exceed   Accumulated
                                                                                       Accumulated     Benefits
1996 (U.S. and Foreign)                                                                 Benefits     Exceed Assets
------------------------------------------------------------------------------------  -------------  -------------
Actuarial present value of benefit obligations:
  Vested benefit obligation.........................................................   $  (3,193.1)    $  (163.0)
  Accumulated benefit obligation....................................................   $  (3,462.2)    $  (192.5)
  Projected benefit obligation......................................................   $  (3,798.9)    $  (211.3)
Plan assets at fair value...........................................................       3,845.0         118.9
                                                                                      -------------  -------------
Projected benefit obligation (in excess of) less than plan assets...................          46.1         (92.4)
Remaining unrecognized net transition obligation (asset)............................         (81.1)         41.4
Unrecognized prior service cost.....................................................         233.2           9.0
Unrecognized net loss...............................................................          40.5          25.0
Other...............................................................................           0.1          (1.3)
Fourth-quarter 1996 contributions to plans..........................................          20.3           0.6
Adjustment to recognize minimum liability...........................................                       (17.8)
                                                                                      -------------  -------------
Overfunded (unfunded) pension asset (liability) recognized in the statement of
 financial position.................................................................   $     259.1     $   (35.5)

                                                                                       Plans Whose    Plans Whose
                                                                                      Assets Exceed   Accumulated
                                                                                       Accumulated     Benefits
1995 (U.S. and Foreign)                                                                 Benefits     Exceed Assets
------------------------------------------------------------------------------------  -------------  -------------
Actuarial present value of benefit obligations:
  Vested benefit obligation.........................................................   $    (503.3)   $  (2,778.7)
  Accumulated benefit obligation....................................................   $    (506.5)   $  (2,988.4)
  Projected benefit obligation......................................................   $    (631.4)   $  (3,236.0)
Plan assets at fair value...........................................................         809.2        2,740.5
                                                                                      -------------  -------------
Projected benefit obligation (in excess of) less than plan assets...................         177.8         (495.5)
Remaining unrecognized net transition obligation (asset)............................         (68.6)          11.1
Unrecognized prior service cost.....................................................           3.8          205.9
Unrecognized net (gain) loss........................................................         (34.6)         259.8
Fourth-quarter 1995 contributions to plans..........................................                         36.1
Adjustment to recognize minimum liability...........................................                       (220.2)
                                                                                      -------------  -------------
Overfunded (unfunded) pension asset (liability) recognized in the statement of
 financial position.................................................................   $      78.4    $    (202.8)

    Adjustments recorded to recognize the minimum liability required for defined benefit pension plans whose accumulated benefits exceed assets amounted to $17.8 in 1996 and $220.2 in 1995. A corresponding amount was recognized as an intangible asset to the extent of unrecognized prior service cost and unrecognized transition obligation. At December 31, 1996, $8.0 of excess minimum

                        HONEYWELL INC. AND SUBSIDIARIES
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

NOTE 18 -- PENSION PLANS (CONTINUED)
liability resulted in a reduction in shareholders' equity, net of income taxes, of $4.9. At December 31, 1995, $32.6 of excess minimum liability resulted in a reduction in shareholders' equity, net of income taxes, of $19.9.

    Plan assets are held by trust funds devoted to servicing pension benefits and are not available to Honeywell until all covered benefits are satisfied after a plan is terminated. The assets held by the trust funds consist of a diversified portfolio of fixed-income investments and equity securities.

NOTE 19 -- POSTRETIREMENT BENEFITS OTHER THAN PENSIONS
    Substantially all of Honeywell's domestic and Canadian employees who retire from Honeywell between the ages of 55 and 65 with 10 or more years of service are eligible to receive health-care benefits, until age 65, identical to those available to active employees. Honeywell funds postretirement benefits on a pay-as-you-go basis.

    The components of net periodic postretirement benefit cost are as follows:

                                                                        1996       1995       1994
                                                                      ---------  ---------  ---------
Service cost of benefits earned during the period...................  $    13.0  $    11.5  $    10.4
Interest cost on accumulated postretirement benefit obligation......       22.4       23.1       18.0
Net amortization....................................................        0.9        1.1        0.5
                                                                      ---------  ---------  ---------
                                                                      $    36.3  $    35.7  $    28.9

    The amounts recognized in Honeywell's statement of financial position are as follows:

                                                                              1996       1995
                                                                            ---------  ---------
Accumulated postretirement benefit obligation:
  Retirees................................................................  $    78.9  $    90.4
  Fully eligible active plan participants.................................       60.2       63.8
  Other active plan participants..........................................      148.3      175.5
  Unrecognized prior service cost.........................................       (6.0)      (6.9)
  Unrecognized net gain (loss)............................................       41.0      (14.8)
                                                                            ---------  ---------
Accrued postretirement benefit cost.......................................  $   322.4  $   308.0

    The  discount rate used in determining the  APBO was 7.5 percent in 1996 and
7.0 percent in 1995. The assumed health-care cost trend rate used in measuring the APBO was 5.7 percent. The health-care cost trend rate assumption has a significant effect on the amounts reported. For example, a one percent increase in the health-care trend rate would increase the APBO by 11.0 percent at December 31, 1996, and the net periodic postretirement benefit cost by 14.4 percent for 1996.

NOTE 20 -- CONTINGENCIES

LITTON LITIGATION

    On March 13, 1990, Litton Systems, Inc. filed suit against Honeywell in U.S. District Court, Central District of California, alleging patent infringement relating to a process used by Honeywell to coat mirrors incorporated in its ring laser gyroscopes; intentional interference by Honeywell with Litton's prospective advantage with customers and with its contractual relationships with Ojai Research, Inc.; and attempted monopolization and predatory pricing by Honeywell in certain alleged

                        HONEYWELL INC. AND SUBSIDIARIES
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

NOTE 20 -- CONTINGENCIES (CONTINUED)
markets for products containing ring laser gyroscopes. Honeywell denied Litton's allegations; contested both the validity and infringement of the patent; and alleged that the patent had been obtained by Litton's inequitable conduct before the United States Patent and Trademark Office.

    U.S. District Judge Mariana Pfaelzer presided over the trial of the patent and two state tort claims and on August 31, 1993, a jury returned a verdict in favor of Litton and awarded damages against Honeywell in the amount of $1.2 billion for these claims. On January 9, 1995, the trial court set aside the jury verdict and damage award, ruling, among other things, that the Litton patent was unenforceable and invalid. The trial court also ruled that if its rulings were vacated or reversed on appeal, Honeywell would be granted a new trial on the issue of damages because the jury's award was inconsistent with the clear weight of the evidence.

    Litton appealed to the United States Court of Appeals for the Federal Circuit, and on July 3, 1996, a three judge panel overruled the trial court's rulings of patent invalidity, unenforceability and non-infringement, and also found Honeywell liable under Litton's state tort claims. However, the panel upheld the trial court's ruling that Honeywell is entitled to a new trial for damages on all claims, as well as its granting to Honeywell of certain intervening patent rights. Honeywell requested a rehearing by the full Court of Appeals, which was denied on September 11, 1996. On November 26, 1996, Honeywell petitioned the U.S. Supreme Court for review of the panel's decision, which petition is still pending. In the interim, Litton filed a motion with the trial court seeking injunctive relief which was denied on December 23, 1996.

    The patent and tort damages retrial is scheduled to begin May 6, 1997. On February 7, 1997, Litton submitted damage studies seeking damages as high as $1.9 billion. Honeywell believes that Litton's damage studies are flawed and speculative for a number of reasons. Although it is not possible to predict the verdict of the jury in the upcoming trial, and such verdict could result in an award which is material, Honeywell believes that any award should be based on a royalty which reasonably reflects the value of the mirror coating process, and that such an award would not be material to Honeywell's financial position or results of operations.

    The jury trial for the antitrust case began November 20, 1995, also before Judge Pfaelzer. The trial court dismissed, for failure of proof, Litton's contentions that Honeywell engaged in below-cost predatory pricing, illegal tying and bundling, and an illegal acquisition of Sperry Avionics in 1986. On February 2, 1996, the case was submitted to the jury on two claims, monopolization and attempt to monopolize. These claims were based on allegations that Honeywell entered into certain long-term exclusive dealing and penalty arrangements with aircraft manufacturers and airlines to exclude Litton from the commercial aircraft market, and that Honeywell failed to provide Litton with access to certain proprietary software. On February 29, 1996, the jury returned a $234 million single damages verdict against Honeywell for the monopolization claim, which would have been automatically trebled. On March 1, 1996, the jury indicated that it was unable to reach a verdict on damages for the attempted monopolization claim, and a mistrial was declared on that claim. Following the verdict, Honeywell filed a Motion for Judgment as a Matter of Law and a Motion for a New Trial, contending that the jury's partial verdict should be overturned because Litton (i) failed to prove essential elements of liability and (ii) failed to submit competent evidence to support its claim for damages by offering only a speculative, all-or-nothing $298.5 million damage study. Litton filed a Motion for Injunctive Relief and a Motion for Entry of Judgment.

                        HONEYWELL INC. AND SUBSIDIARIES
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

NOTE 20 -- CONTINGENCIES (CONTINUED)
    On July 24, 1996, the trial court denied Honeywell's Motion for Judgment as a Matter of Law but concluded, that Litton's damage study was seriously flawed, and granted Honeywell a retrial on damages only. The court also denied Litton's Motion for Injunctive Relief and Litton's Motion for Entry of Judgment. No date has been set for the retrial on damages. Honeywell believes there are questions concerning what conduct the original jury found anti-competitive that may give rise to damages in a retrial, and consequently a damages retrial should also require a retrial of liability issues in some respects. Following the damages retrial, Honeywell will have the right to appeal both the liability and damages verdicts. Therefore, no provision has been made in the financial statements with respect to this contingent liability.

    In the fall of 1996, Litton and Honeywell commenced court ordered mediation of the patent, tort and antitrust claims. No resolution of the claims has occurred and the mediation is currently in recess.

ENVIRONMENTAL MATTERS

    Honeywell's manufacturing sites generate both hazardous and nonhazardous wastes, the treatment, storage, transportation and disposal of which are subject to various local, state and federal laws relating to protection of the environment. Honeywell is in varying stages of investigation or remediation of potential, alleged or acknowledged contamination at currently or previously owned or operated sites and at off-site locations where its wastes were taken for treatment or disposal. In connection with the cleanup of various off-site locations, Honeywell, along with a large number of other entities, has been designated a potentially responsible party (PRP) by the U.S. Environmental Protection Agency under the Comprehensive Environmental Response, Compensation and Liability Act or by state agencies under similar state laws (Superfund), which potentially subject PRPs to joint and several liability for the costs of such cleanup. In addition, Honeywell is incurring costs relating to environmental remediation pursuant to the federal Resource Conservation and Recovery Act. Based on Honeywell's assessment of the costs associated with its environmental responsibilities, compliance with federal, state and local laws regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had and, in the opinion of Honeywell management, will not have a material effect on Honeywell's financial position, net income, capital expenditures or competitive position. Honeywell's opinion with regard to Superfund matters is based on its assessment of the predicted investigation, remediation and associated costs, its expected share of those costs, and the availability of legal defenses. Honeywell's policy is to record environmental liabilities when loss amounts are probable and reasonably estimable.

OTHER MATTERS

    Honeywell is a party to a large number of other legal proceedings, some of which are for substantial amounts. It is the opinion of management that any losses in connection with these matters will not have a material effect on Honeywell's net income, financial position or liquidity.

    Honeywell has entered into letter of credit agreements with various financial institutions to support certain financing instruments and insurance policies aggregating approximately $185.2 at December 31, 1996.

                        HONEYWELL INC. AND SUBSIDIARIES
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

NOTE 21 -- QUARTERLY DATA (UNAUDITED)

1996                                           1ST QTR.    2ND QTR.    3RD QTR.    4TH QTR.
--------------------------------------------  ----------  ----------  ----------  ----------
Sales.......................................  $  1,619.5  $  1,771.6  $  1,803.1  $  2,117.4
Cost of sales...............................     1,109.0     1,222.6     1,221.7     1,422.1
Net income..................................        65.1        83.3       101.1       153.2
  Per share.................................        0.51        0.66        0.80        1.21


1995                                           1st Qtr.    2nd Qtr.    3rd Qtr.    4th Qtr.
--------------------------------------------  ----------  ----------  ----------  ----------
Sales.......................................  $  1,478.7  $  1,655.6  $  1,680.3  $  1,916.7
Cost of sales...............................     1,013.2     1,137.8     1,148.1     1,285.1
Net income..................................        54.7        68.9        84.2       125.8
  Per share.................................        0.43        0.54        0.66        0.99

                                                                                     Common Stock Price
                                                                                      (New York Stock
                                                                                    Exchange Composite)
                                                                     Dividends Per  --------------------
                                                                         Share        High        Low
                                                                     -------------  ---------  ---------
1996       FIRST QUARTER...........................................    $     .26    $  57 1/2  $  44 3/8
           SECOND QUARTER..........................................          .26       56 5/8     49 3/8
           THIRD QUARTER...........................................          .27       65 7/8     48 1/4
           FOURTH QUARTER..........................................          .27       69 7/8     59 7/8
1995       First Quarter...........................................    $     .25    $  38 1/2  $  30 3/4
           Second Quarter..........................................          .25       44 3/4     36 3/4
           Third Quarter...........................................          .25       46 1/2     40 5/8
           Fourth Quarter..........................................          .26       49 1/2     39 1/4

    Shareholders of record on January 31, 1997, totaled 31,658.

NOTE 22 -- SUBSEQUENT EVENT

    On January 27, 1997, Honeywell announced that it had entered into a definitive agreement to acquire Measurex Corporation for approximately $600.0 in cash. Under the terms of the agreement, which was approved by the Boards of Directors of both companies, a Honeywell subsidiary has commenced an all cash tender offer for all the shares of Measurex. The offer is conditioned upon, among other things, there having been validly tendered, and not withdrawn prior to the expiration of the tender offer, a number of Measurex shares which equal a majority of the shares outstanding on a fully diluted basis and the expiration of governmental waiting periods relating to acquisitions and satisfactory completion of certain environmental tests. On January 30, 1997, Honeywell increased the amounts available under its committed credit lines, under which it may borrow to finance the acquisition, from $725 million to $1.375 billion. It is anticipated that borrowings, if any, in connection with the acquisition will be repaid for internally generated funds of Honeywell and Measurex and/or refinanced in the private or public markets. Measurex Corporation is a supplier of computer-integrated measurement, control and information systems and services. For the year ended December 1, 1996, Measurex reported sales of $416.0 and net income of $37.0. The acquisition will be accounted for as a purchase and will be included in the Industrial Automation and Control business unit.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    No report on Form 8-K reporting a change in Honeywell's certifying independent accountants has been filed within the 24 months prior to the date of the most recent financial statements.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Pages 6 through 11 of the Honeywell Notice of 1997 Annual Meeting and Proxy Statement are incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

    Pages 17 through 26 of the Honeywell Notice of 1997 Annual Meeting and Proxy Statement are incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Page 16 of the Honeywell Notice of 1997 Annual Meeting and Proxy Statement are incorporated herein by reference.

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

                                                                                         PAGE
                                                                                       ---------
Honeywell Inc. and Subsidiaries:
  Independent Auditors' Report.......................................................         21
  Income Statement...................................................................         22
  Statement of Financial Position....................................................         23
  Statement of Cash Flows............................................................         24
  Notes to Financial Statements......................................................         25

2.  FINANCIAL STATEMENT SCHEDULES
    The schedules required to be filed as part of this Annual Report on Form 10-K are listed below with their location in this report.

                                                                       PAGE
                                                                       ----
Honeywell Inc. and Subsidiaries:
  Independent Auditors' Report......................................     21
  Schedules for the Years Ended December 31, 1996, 1995 and 1994:
       II   --    Valuation Reserves................................     51

    All schedules, other than indicated above, are omitted because of the absence of the conditions under which they are required or because the information required is shown in the financial statements or notes thereto.

3.  EXHIBITS
    Documents Incorporated by Reference:

 (3)(i)      Restated Certificate of Incorporation of Honeywell Inc. dated June 18, 1991 is incorporated by reference to Exhibit 3(a) to Honeywell Annual Report  on
             Form  10-K for  the fiscal  year ended  December 31,  1992, Commission file number 1-971.
 (4)(i)      Rights Agreement  between Honeywell  Inc. and  Chemical Mellon  Shareholder
             Services  L.L.C.,  as  Rights  Agent,  dated  as  of  January  16,  1996 is incorporated by reference  to Exhibit  4 to Honeywell's  Current Report  on
             Form 8-K dated January 31, 1996.
 (4)(ii)(a)  Indenture, dated as of August 1, 1994, between Honeywell Inc. and The Chase
             Manhattan  Bank  (National  Association),  as  Trustee  for  Honeywell Inc.
             Medium-Term Notes, Series A is incorporated by reference to Exhibit  (4)(b)
             to  Honeywell's  Annual  Report on  Form  10-K  for the  fiscal  year ended
             December 31, 1994.
 (4)(ii)(b)  Indenture, dated as of July 15, 1996, between Honeywell Inc., as Guarantor,
             Honeywell Canada  Limited,  Honeywell N.V.  and  The Chase  Manhattan  Bank
             (National  Association), as  Trustee for  Honeywell Inc.,  Honeywell Canada
             Limited, Honeywell  N.V. is  incorporated by  reference to  Exhibit 4.2  to
             Honeywell's Current Report on Form 8-K dated July 18, 1996.
(10)(i)(a)   Form  of Revolving  Credit dated as  of October 1,  1995 betweeen Honeywell
             Inc., Honeywell Finance  Inc., and each  of the 21  banks a party  thereto, providing  for loans of up to $725 million in the aggregate is incorporated by reference to  Exhibit 99.B.1  to Schedule 14D-1  Tender Offer  Statement
             filed  by Honeywell Acquisition Corp. and  Honeywell Inc. dated January 31,
             1997.
(10)(i)(b)   Revolving Credit Agreement  dated as  of January 30,  1997 among  Honeywell
             Inc.,  The Chase  Manhattan Bank and  Morgan Guaranty Trust  Company of New
             York, The Chase Manhattan Bank, as Administrative Agent and Morgan Guaranty
             Trust Company  of  New York,  as  Documentation Agent  is  incorporated  by reference  to Exhibit 99.B.1 to Schedule 14D-1 Tender Offer Statement filed by Honeywell Acquisition Corp. and Honeywell Inc. dated January 31, 1997.
(10)(iii)(a) Honeywell Key  Employee  Severance  Plan, as  amended  is  incorporated  by reference to Exhibit (10)(iii)(a) to Honeywell's Annual Report on Form 10-K
             for the fiscal year ended December 31, 1994.*
(10)(iii)(b) Honeywell  Supplementary Executive Retirement Plan for Mid-Career Hires, as
             amended is incorporated by reference to Exhibit (10)(iii)(b) to Honeywell's
             Annual Report on Form 10-K for the fiscal year ended December 31, 1994.*
(10)(iii)(c) Honeywell-Norwest Rabbi  Trust Agreement,  as  amended is  incorporated  by reference to Exhibit (10)(iii)(c) to Honeywell's Annual Report on Form 10-K
             for the fiscal year ended December 31, 1994.*
(10)(iii)(d) 1993  Honeywell Stock  and Incentive  Plan, as  amended is  incorporated by reference to Exhibit (10)(iii)(d) to Honeywell's Annual Report on Form 10-K
             for the fiscal year ended December 31, 1994.*
(10)(iii)(e) 1988 Honeywell  Stock and  Incentive Plan,  as amended  is incorporated  by reference to Exhibit (10)(iii)(e) to Honeywell's Annual Report on Form 10-K
             for the fiscal year ended December 31, 1994.*

(10)(iii)(g) Honeywell Corporate Executive Compensation Plan, as amended is incorporated by  reference to Exhibit (10)(iii)(g) to  Honeywell's Annual Report on Form
             10-K for the fiscal year ended December 31, 1996.*
(10)(iii)(h) Honeywell Supplementary  Executive  Retirement  Plan  for  Compensation  in
             Excess  of $200,000,  as amended  is incorporated  by reference  to Exhibit
             (10)(iii)(h) to Honeywell's Annual Report on Form 10-K for the fiscal  year ended December 31, 1994.*
(10)(iii)(i) Honeywell Supplementary Executive Retirement Plan for CECP Participants, as
             amended is incorporated by reference to Exhibit (10)(iii)(i) to Honeywell's
             Annual Report on Form 10-K for the fiscal year ended December 31, 1994.*
(10)(iii)(j) Honeywell  Supplementary  Retirement Plan,  as  amended is  incorporated by reference to Exhibit (10)(iii)(j) to Honeywell's Annual Report on Form 10-K
             for the fiscal year ended December 31, 1994.*
(10)(iii)(k) Honeywell Supplementary Executive Retirement Plan for Benefits in Excess of
             Limits Under  Tax  Reform  Act  of 1986,  as  amended  is  incorporated  by reference to Exhibit (10)(iii)(k) to Honeywell's Annual Report on Form 10-K
             for the fiscal year ended December 31, 1994.*
(10)(iii)(l) Honeywell  Executive Life Insurance Agreement, is incorporated by reference to Exhibit 10(iii)(m)  to Honeywell's Annual  Report on Form  10-K for  the
             fiscal year ended December 31, 1993.*
(10)(iii)(m) Form  of  Executive Termination  Contract is  incorporated by  reference to
             Exhibit (10)(iii)(m)  to Honeywell's  Annual Report  on Form  10-K for  the
             fiscal year ended December 31, 1994.*
(10)(iii)(n) Honeywell  Senior Management Performance Incentive  Plan is incorporated by reference to Exhibit (10)(iii)(o) to Honeywell's Annual Report on Form 10-K
             for the fiscal year ended 1996.*
(99)(ii)     Honeywell Notice of 1997 Annual Meeting and Proxy Statement.**
Exhibits submitted herewith:
 (3)(ii)     By-laws of Honeywell Inc., as amended through February 18, 1997.
(10)(iii)(f) Honeywell Non-Employee Directors Fee and Stock Unit Plan.*
(11)         Computation of Earnings Per Share.
(12)         Computation of Ratios of Earnings to Fixed Charges.
(21)         Subsidiaries of Honeywell.
(23)         Consent of Independent Auditors.
(24)         Powers of Attorney.
(27)         Financial Data Schedule.
(99)(i)      Cautionary Statements for  Purposes of  the Safe Harbor  Provisions of  The
             Private Securities Litigation Reform Act of 1995.
(B)  REPORTS ON FORM 8-K
None

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

                                HONEYWELL INC.

                                By:            /s/ SIGURD UELAND, JR.
                                     -----------------------------------------
                                         Sigurd Ueland, Jr., VICE PRESIDENT

Dated: February 25, 1997

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          SIGNATURE                                               TITLE
-----------------------------  ----------------------------------------------------------------------------

M. R. BONSIGNORE               Chairman of the Board and Chief Executive Officer and Director

L.W. STRANGHOENER              Vice President and Chief Financial Officer

P. M. PALAZZARI                Vice President and Controller, and Principal Accounting Officer

A. J. BACIOCCO, JR.            Director

E. E. BAILEY                   Director

E. H. CLARK, JR.               Director

W. H. DONALDSON                Director

R. D. FULLERTON                Director

J. J. HOWARD                   Director

B. E. KARATZ                   Director

D. L. MOORE                    Director

A. B. RAND                     Director

S. G. ROTHMEIER                Director

M. W. WRIGHT                   Director

By:    /s/ SIGURD UELAND, JR.
      -------------------------
         Sigurd Ueland, Jr.,
          ATTORNEY-IN-FACT
          February 25, 1997

                                                                     SCHEDULE II
                        HONEYWELL INC. AND SUBSIDIARIES

                               VALUATION RESERVES

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                             (DOLLARS IN MILLIONS)

                                                                  BALANCE AT    ADDITIONS    DEDUCTIONS    BALANCE
                                                                   BEGINNING   CHARGED TO       FROM      AT CLOSE
                                                                    OF YEAR      INCOME       RESERVES     OF YEAR
                                                                  -----------  -----------  ------------  ---------
Reserves deducted from assets to which they apply -- allowance for doubtful accounts:
RECEIVABLES -- CURRENT
Year ended December 31, 1996....................................   $    34.5   $  10.5 (1)  $   11.5 (2)       33.5
Year ended December 31, 1995....................................        31.1      10.4 (1)       7.0 (2)       34.5
Year ended December 31, 1994....................................        24.3      12.5 (1)       5.7 (2)       31.1
LONG-TERM RECEIVABLES
Year ended December 31, 1996....................................         0.7            --            --        0.7
Year ended December 31, 1995....................................         0.7            --            --        0.7
Year ended December 31, 1994....................................         0.5            --      (0.2)(2)        0.7
Reserves deducted from assets to which they apply -- valuation reserve:
LONG-TERM RECEIVABLES
Year ended December 31, 1996....................................         1.8      (0.1)(1)            --        1.7
Year ended December 31, 1995....................................         1.9      (0.1)(1)            --        1.8
Year ended December 31, 1994....................................         3.6      (1.7)(1)            --        1.9
Reserves deducted from assets to which they apply -- allowance for amortization of intangibles:
GOODWILL
Year ended December 31, 1996....................................        49.2      21.5 (3)      (4.2)(4)       74.9
Year ended December 31, 1995....................................        42.3      12.6 (3)       5.7 (4)       49.2
Year ended December 31, 1994....................................        34.3       8.6 (3)       0.6 (4)       42.3
PATENTS, LICENSES AND TRADEMARKS
Year ended December 31, 1996....................................        75.8       9.8 (3)       2.2 (4)       83.4
Year ended December 31, 1995....................................       175.4      24.0 (3)     123.6 (4)       75.8
Year ended December 31, 1994....................................       170.0      24.2 (3)      18.8 (4)      175.4
SOFTWARE AND OTHER INTANGIBLES
Year ended December 31, 1996....................................       168.1      20.1 (3)      (0.9)(4)      189.1
Year ended December 31, 1995....................................       152.4      20.2 (3)       4.5 (4)      168.1
Year ended December 31, 1994....................................       135.4      19.3 (3)       2.3 (4)      152.4

------------------------
Notes:

(1) Represents amounts included in selling, general and administrative expense.

(2)   Represents  uncollectible  accounts  written   off,  less  recoveries  and
    translation adjustments.

(3) Represents amounts included in cost of sales.

(4) Represents removal of fully amortized amounts and translation adjustments.