Form 10-Q
period 1997-03-30
HONEYWELL INC
filed 1997-05-14
CIK 48305

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.    20549

                                    FORM 10-Q

(MARK ONE)

 /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 1997

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

As of March 30, 1997, the number of shares outstanding of the registrant's common stock, $1.50 par value, was 127,119,169.

                        PART I.    FINANCIAL INFORMATION

Item 1.   Financial Statements

                                INCOME STATEMENT
                         Honeywell Inc. and Subsidiaries
                                   (Unaudited)

                                                   First Quarter Ended
                                                 ------------------------
                                                 March 30,      March 31,
(Dollars in Millions Except Per Share Amounts)      1997           1996
-------------------------------------------------------------------------
SALES                                            $1,685.7       $1,619.5
                                                  -------        -------
COSTS AND EXPENSES
     Cost of sales                                1,149.7        1,109.0
     Research and development                        93.2           85.1
     Selling, general and administrative            310.7          309.3
     Interest - net                                  18.6           17.1
     Equity (income) loss                            (1.1)           0.3
                                                  -------        -------
                                                  1,571.1        1,520.8
                                                  -------        -------

INCOME BEFORE INCOME TAXES                          114.6           98.7

PROVISION FOR INCOME TAXES                           39.0           33.6
                                                  -------        -------
NET INCOME                                          $75.6          $65.1
                                                  =======        =======
EARNINGS PER COMMON SHARE                           $0.60          $0.51
                                                  ========       ========
AVERAGE NUMBER OF COMMON SHARES OUTSTANDING    126,782,640   126,851,136

                             STATEMENT OF CASH FLOWS
                         Honeywell Inc. and Subsidiaries
                                   (Unaudited)


                                                                                 Three Months Ended
                                                                          --------------------------------
(Dollars in Millions)                                                     March 30, 1997    March 31, 1996
                                                                          --------------    --------------
Cash Flows from Operating Activities

     Net income                                                              $  75.6           $  65.1
     Adjustments to reconcile net income to net cash flows
      from operating activities:
       Depreciation                                                             58.5              54.2
       Amortization of intangibles                                              15.8              11.0
       Deferred income taxes                                                     1.9               0.2
       Equity (income) loss, net of dividends received                          (1.1)              0.6
       (Gain) loss on sale of assets                                            (0.4)              0.1
       Contributions to employee stock plans                                    15.6              11.5
       Decrease in receivables                                                  92.9              65.2
       Increase in inventories                                                 (65.0)            (36.2)
       Decrease in accounts payable                                           (132.9)            (71.2)
       Increase (decrease) in accrued income taxes and interest                (66.1)              3.7
       Other changes in working capital, excluding
        short-term investments and short-term debt                              85.8             (32.6)
       Other noncurrent items - net                                            (64.5)              3.5
                                                                               ------            ------
     Net cash flows from operating activities                                   16.1              75.1
                                                                               ------            ------
Cash Flows from Investing Activities
     Proceeds from sale of assets                                                1.5              29.9
     Capital expenditures                                                      (66.3)            (65.0)
     Investment in acquisitions, net of cash acquired                         (567.7)           (298.3)
     Decrease in short-term investments                                          0.3               0.1
     Other - net                                                                 3.9               0.9
                                                                               ------            ------
     Net cash flows from investing activities                                 (628.3)           (332.4)
                                                                               ------            ------
Cash Flows from Financing Activities
     Net increase in short-term debt                                            63.3             167.9
     Proceeds from issuance of long-term debt                                  574.6               -
     Repayment of long-term debt                                               (94.8)             (0.3)
     Proceeds from issuance of preferred shares of subsidiary                  121.3               -
     Purchase of treasury stock                                                 (0.7)            (64.3)
     Proceeds from exercise of stock options                                    16.0              24.5
     Dividends paid                                                            (33.5)            (33.1)
                                                                               ------            ------
     Net cash flows from financing activities                                  646.2              94.7
                                                                               ------            ------
Effect of Exchange Rate Changes on Cash                                         (9.0)             (4.8)
                                                                               ------            ------
Increase (decrease) in Cash and Cash Equivalents                                25.0            (167.4)

Cash and Cash Equivalents at Beginning of Year                                 127.1             291.6
                                                                               ------            ------
Cash and Cash Equivalents at End of Three Months                              $152.1            $124.2
                                                                               ======            ======

                         STATEMENT OF FINANCIAL POSITION
                         Honeywell Inc. and Subsidiaries
                                   (Unaudited)

(Dollars in Millions)                                                    March 30, 1997    December 31, 1996
                                                                         --------------    -----------------
ASSETS
Current Assets
     Cash and cash equivalents                                              $  152.1          $  127.1
     Short-term investments                                                      8.1               8.6
     Receivables (less allowance for doubtful accounts:
       1997, $37.4; 1996, $33.5)                                             1,669.9           1,714.7
     Inventories (less progress billing on uncompleted
       contracts:  1997, $63.6; 1996, $60.7)                                 1,031.7             937.6
     Deferred income taxes                                                     201.4             193.2
                                                                             -------           -------
                                                                             3,063.2           2,981.2
Investments and Advances                                                       237.3             247.6
Property, Plant and Equipment
     Property, plant and equipment                                           3,098.4           2,973.6
     Less accumulated depreciation                                           1,910.9           1,839.4
                                                                             -------           -------
                                                                             1,187.5           1,134.2
Other Assets
     Long-term receivables (less allowance for doubtful accounts:
       1997, $0.7; 1996, $0.7)                                                  46.1              25.7
     Intangible assets                                                       1,154.3             690.9
     Deferred income taxes                                                      33.9              33.0
     Other                                                                     435.9             380.7
                                                                             -------           -------
       Total Assets                                                         $6,158.2          $5,493.3
                                                                             =======           =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
     Short-term debt                                                        $  227.2          $  252.4
     Accounts payable                                                          452.5             584.8
     Customer advances                                                         244.4             202.0
     Accrued income taxes                                                      232.5             316.9
     Deferred income taxes                                                      19.1              21.9
     Other accrued liabilities                                                 840.9             688.9
                                                                             -------           -------
                                                                             2,016.6           2,066.9
Long-Term Debt                                                               1,287.8             715.3
Deferred Income Taxes                                                           49.0              46.0
Other Liabilities                                                              572.9             460.2

STOCKHOLDERS' EQUITY
     Common stock - $1.50 par value
     Authorized - 250,000,000 shares
     Issued - 1997 - 187,732,634 shares                                        281.6
              1996 - 187,809,512 shares                                                          281.7
     Additional paid-in capital                                                559.4             528.8
     Retained earnings                                                       3,116.2           3,074.7
     Treasury stock - 1997 - 60,613,465 shares                              (1,749.5)
                      1996 - 61,360,813 shares                                                (1,763.5)
     Accumulated foreign currency translation                                   29.2              88.2
     Pension liability adjustment                                               (5.0)             (5.0)
                                                                             -------           -------
                                                                             2,231.9           2,204.9

       Total Liabilities and Stockholders' Equity                           $6,158.2          $5,493.3
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

(2)  Interest consists of the following:

                                         First Quarter
                                         -------------
                                      1997           1996
                                      ----           ----
     Interest expense                $20.9          $20.0
     Interest income                  (2.3)          (3.8)
                                      ----           ----
     Total                           $18.6          $17.1
                                      ====           ====

     Interest paid amounted to $11.4 and $12.2 for the first quarters of 1997 and 1996, respectively.

(3) Income tax provisions for interim periods are based on estimated effective annual income tax rates. Income tax expense varies from the normal U.S.
     statutory tax rate primarily because of state taxes and variations in the tax rates on foreign source income. While a portion of the annual tax provisions will be deferred income taxes, it is not practicable to determine the amount or composition of deferred income taxes for interim periods. Income taxes paid, net of refunds received, amounted to $112.0 and $19.1 for the first quarters of 1997 and 1996 respectively. The increase for 1997 over 1996 first quarter income tax payments is attributable to settlement and payment of prior year audits and current year income tax payments.

(4) Dividends per share of common stock were $.27 and $.26 for the first quarters of 1997 and 1996 respectively.

(5)  Inventories consist of the following:


                                                      March 30,    December 31,
                                                        1997           1996
                                                      ---------    ------------
     Finished goods                                   $  414.8      $  386.5
     Inventories related to long-term contracts          138.6         122.7
     Work in progress                                    200.8         185.8
     Raw materials and supplies                          277.5         242.6
                                                       -------        -------
     Total                                            $1,031.7      $  937.6
                                                       =======        =======

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

     U.S. District Court Judge Mariana Pfaelzer presided over the first trial of the patent and two state tort claims and on August 31, 1993, a jury returned a verdict in favor of Litton and awarded damages against Honeywell in the amount of $1.2 billion for these claims. On January 9, 1995, the trial court set aside the jury verdict and damage award, ruling, among other things, that the Litton patent was unenforceable and invalid. The trial court also ruled that if its rulings were vacated or reversed on appeal, Honeywell would be granted a new trial on the issue of damages because the jury's award was inconsistent with the clear weight of the evidence and based upon a speculative damage study.

     Litton appealed to the U.S. Court of Appeals for the Federal Circuit, and on July 3, 1996, a three judge panel of that court overruled the trial court's rulings of patent invalidity, unenforceability and non-infringement, and also found Honeywell liable under Litton's state tort claims. However, the panel upheld the trial court's ruling that Honeywell is entitled to a new trial for damages on all claims, as well as its granting to Honeywell of certain intervening patent rights. Honeywell requested a rehearing by the full U.S.Court of Appeals, which was denied on September 11, 1996. On November 26, 1996, Honeywell petitioned the U.S.
     Supreme Court for review of the panel's decision. In the interim, Litton filed a motion with the trial court seeking injunctive relief, which was denied on December 23, 1996.

     On March 17, 1997, the U.S. Supreme Court granted Honeywell's petition for certiorari in the patent/tort case and vacated the July 3, 1996 decision of the U.S. Court of Appeals. The case was remanded to the U.S. Court of Appeals for reconsideration in light of the U.S. Supreme Court's recent decision in the WARNER-JENKINSON V. HILTON DAVIS case which refined the law concerning patent infringement under the doctrine of equivalents. At a hearing held March 31, 1997, on intervening rights, Judge Pfaelzer indicated that the retrial of the patent and tort damages would not commence on May 6, 1997, as previously scheduled, because the trial court will lose jurisdiction while these appellate matters are before the U.S.
     Court of Appeals. The appellate briefing and argument schedule has not yet been established, and a final decision by the U.S. Court of Appeals is not expected for several months. On March 21, 1997 Litton filed a notice of appeal of the trial court's December 23, 1996 decision to deny injunctive relief.

     In preparing for the retrial of patent and tort damages, Litton submitted a revised damage study to the trial court on February 7, 1997, seeking damages as high as $1.9 billion. Honeywell believes that Litton's damage studies remain flawed and speculative for a number of reasons. Although it is not possible to predict the verdict of the jury in the upcoming trial, and such verdict could result in an award which is material, Honeywell believes that any award should be based on a royalty which reasonably reflects the value of the mirror coating process, and that such an award would not be material to Honeywell's financial position or results of operations.

     The first jury trial for the antitrust case did not begin until November
     20, 1995, but also was held before Judge Pfaelzer. The trial court dismissed, for failure of proof, Litton's contentions that Honeywell engaged in below-cost predatory pricing, illegal tying and bundling, misrepresentation and disparagement, and an illegal acquisition of Sperry
     Avionics in 1986. On February 2, 1996, the case was submitted to the jury on claims of monopolization and attempt to monopolize, both based on the remaining allegations that Honeywell entered into certain long-term exclusive dealing and penalty arrangements with aircraft manufacturers and airlines to exclude Litton from the commercial aircraft market, and that Honeywell failed to provide Litton with access to certain proprietary software. On February 29, 1996, the jury returned a $234 million single damages verdict against Honeywell for the monopolization claim, which would have been automatically trebled. On March 1, 1996, the jury indicated that it was unable to reach a verdict on damages for the attempted monopolization claim, and a mistrial was declared on that claim. Following the verdict, Honeywell filed a Motion for Judgment as a Matter of Law and a Motion for a New Trial, contending that the jury's partial verdict should be overturned because Litton (i) failed to prove essential elements of liability and (ii) failed to submit competent evidence to support its claim for damages by offering only a speculative, all-or-nothing $298.5 million damage study. Litton filed a Motion for Injunctive Relief and a Motion for Entry of Judgment.

     On July 24, 1996, the trial court denied Honeywell's Motion for Judgment as a Matter of Law, but concluded that Litton's damage study was seriously flawed and granted Honeywell a retrial on damages only. The court also denied Litton's Motion for Injunctive Relief and Litton's Motion for Entry of Judgment. No date has been set for the retrial of antitrust damages.
     Honeywell believes there are questions concerning what conduct the original jury found anti-competitive that may give rise to damages in a retrial, and consequently a damages retrial should also require a retrial of liability issues in some respects. Following the damages retrial, Honeywell will have the right to appeal both the liability and damages verdicts to the U.S. Court of Appeals for the Ninth Circuit. No provision has been made in the financial statements with respect to this contingent antitrust liability. Honeywell further believes that it is inappropriate for Litton to seek duplicative recovery of damages in the separate patent and tort, and antitrust cases, and that eventually none will be permitted to stand.

     In the fall of 1996, Litton and Honeywell commenced court ordered mediation of the patent, tort and antitrust claims. No resolution of claims has occurred and the mediation is currently in recess.

(7) As of March 30, 1997, Honeywell had reserved 6,739,071 shares of common stock for the issuance of shares in connection with stock option and stock bonus plans.

(8) On February 27, 1997, Honeywell established Kenwood Properties Inc., a wholly-owned real estate investment trust subsidiary (`REIT'). The REIT issued 125,000 shares of $1,000 par value step down preferred stock to accredited investors. The step down preferred shares are shown on the consolidated statement of financial position as minority interest which is included in other liabilities. In the statement of cash flows, the minority interest is included in the financing section as proceeds from the issuance of preferred shares of subsidiary.

(9) On March 12, 1997, Honeywell issued $550 million of long-term debt through an underwritten offering with maturities of five and ten years. Honeywell subsequently entered into interest rate swap agreements effectively converting $450 million of this debt from fixed-rate debt to floating-rate debt.

(10) On March 7, 1997, Honeywell acquired Measurex Corporation, for approximately $600 million. Measurex is a supplier of computer-integrated measurement, control and information systems and services. The acquisition has been accounted for under the purchase method of accounting and, accordingly, the consolidated financial statements reflect a preliminary allocation of the purchase price to the assets, liabilities and intangibles acquired, based upon their estimated fair values. This current allocation of the purchase price is preliminary, pending completion of valuation studies and other determinations of fair values presently in process. The current allocation of the purchase price will result in goodwill of approximately $475 million which will be amortized on a straight-line basis over 25 years.

     In connection with the acquisition, Honeywell assumed approximately 1.8 million options to purchase Measurex common stock and converted such options to Honeywell options to acquire approximately 517,000 shares of Honeywell stock with an average exercise price of $55.03 and a range of exercise prices from $50.94 to $72.85. The value of the options assumed is included in the purchase price and as a component of stockholders equity in the consolidated financial statements. Proceeds from the debt issuance described in Note 9 were used to partially fund the acquisition of Measurex
     Corporation.

(11) The Financial Accounting Standards Board recently issued Statement of
     Financial Accounting Standards No.128 `Earnings Per Share,' which is effective for financial statements for both interim and annual periods ending after December 15, 1997. Early adoption of the statement is not permitted. If the statement would have been applied to earnings for the first quarter of 1997, the Basic and Diluted Earnings Per Share would have been $0.60 and $0.59, respectively.

(12) The amounts set forth in this quarterly report are unaudited but, in the opinion of the registrant, include all adjustments necessary for a fair presentation of the results of operations for the three-month periods ended
     March 30, 1997 and March 31, 1996, respectively. Honeywell's accounting policies are described in the notes to financial statements in its 1996
     Annual Report on Form 10-K. Certain amounts in prior year's statement of financial position have been reclassified to conform to the current year presentation.

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations

Results of Operations
---------------------

Net income in the first quarter of 1997 was $75.6 million ($0.60 per share) compared with $65.1 million ($0.51 per share) in the first quarter of 1996.
Earnings per share increased 18 percent over the previous year's results.

Worldwide sales increased 4 percent to $1.686 billion in the first quarter of 1997, compared with $1.620 billion in 1996. Operating profit margins improved
40 basis points to 9.3 percent in 1997 from 8.9 percent in 1996 primarily as a result of improvements in Space and Aviation Control. Orders increased 11 percent and backlogs improved in all three businesses. Translation of the U.S.
dollar had approximately a 1-2 percent negative effect on sales and orders and minimal effect on profits.

Home and Building Control sales increased 6 percent and operating profit increased 10 basis points to 7.9 percent for the first quarter of 1997. Orders increased 10 percent compared with first quarter 1996. In this first quarter, Home and Building Control landed key energy retrofit contracts totaling in excess of $20 million with the Dallas Public Schools and Caterpillar. Boeing also selected Honeywell as its energy services strategic partner. Honeywell will retrofit solutions to improve the energy and operating efficiency of Boeing facilities. Home Control sales and operating profit were up sharply led by consumer products. Orders were up moderately excluding Duracraft with sharp growth in Europe and moderate growth in Asia Pacific. Honeywell completed the acquisitions of AR Classe, a Portugal building services company, and Anjou
Securite, a security business in France.  These acquisitions will enhance
Honeywell's worldwide Home and Building Solutions portfolio. Home Control is experiencing solid gains in both the OEM and distribution businesses in North
America and Europe. Building Control orders for the quarter were flat, with North American orders down moderately, Europe up sharply, and Asia Pacific showing modest growth. Energy retrofit orders grew at double-digit rates worldwide with strength in the schools and industrial vertical markets. Sales were down slightly as longer construction cycle projects affected revenue recognition. Profits were up modestly with continued improvement in the solutions businesses.

Industrial Control sales increased to $520.8 million, up 4 percent from $501.9 million during first quarter last year. Operating profit was $45.0 million compared with $50.0 million the previous year. The first quarter operating profit includes certain expenses associated with the integration of Measurex and related North American productivity improvement initiatives. Orders increased 4 percent for the quarter compared with 1996. Industrial Automation and Control sales increased moderately, but operating profits were down sharply compared with last year due to certain costs associated with the Measurex transaction and related productivity initiatives such as the North American Field Organization consolidation from five regions to three. Profitability was also affected in the quarter by accelerated R&D investments for a variety of TotalPlant Solutions
(`TPS') products and applications such as the integration of the real-time data base applications of InterPlant Consulting Inc. of Calgary, Alberta, Canada, a company purchased by Honeywell in the first quarter of 1997. Market reception for the new TPS system remains strong worldwide. Through March, we have shipped over 1200 TPS/Global User Stations. Industrial Control also acquired Measurex
Corporation of Cupertino, CA on March 7, 1997.  The new company, Honeywell-
Measurex Corporation, merges strengths in automation solutions, sensors and services, and provides new opportunities for global growth in the pulp and paper market, as well as other flat sheet process industries such as plastics and steel. Honeywell is currently in the process of allocating the purchase price of Measurex to the assets acquired and liabilities assumed based on their estimated fair value as of the date of acquisition and expects to finalize the allocation in the second or third quarter of 1997. Sensing and Control sales declined slightly while operating profits were up sharply. Earnings were positively affected by the mix of higher margin electromechanical products as well as improvement in the industrial distribution business.

Space and Aviation Control orders were up 19 percent and sales increased 2 percent. Operating profit increased 33 percent to $51.9 million, compared to $39.1 million a year earlier. Operating margins improved from 9.8 percent to
12.7 percent. This improvement is driven by the mix of higher margin commercial avionics which totaled nearly 60 percent of the Space and Aviation Control business in the quarter. Orders were up sharply for Commercial Aviation, driven by strong growth in both Air Transport and Business and Commuter Aviation.
Sales and profits also experienced sharp growth. The sales increase is driven primarily by the increase in Air Transport deliveries which coincide with expected 1997 build rates. The profit improvement resulted from the volume increase in Air Transport coupled with high margin spares revenues at Business and Commuter Aviation in the quarter. Military Avionics Systems sales were down sharply when compared to the extraordinarily strong first quarter of 1996 partially due to the delayed timing of some key programs. Space Systems orders were up significantly as additional contracts related to the Space Based
Infrared System were booked. Sales and operating profit decreased sharply compared to last year's strong sales due primarily to delays in the international portion of space station Alpha. Profits for Space Systems were down due to low volume and project profitability.

Sales from other operations which do not correspond with Honeywell's primary business segments, including the activities of various units such as the Solid
State Electronics and the Honeywell Technology research and development centers, were unchanged from the first quarter of 1996 with slightly improved margins.

Financial Condition
-------------------

Stockholders' equity increased to $2,232 million from $2,205 million at the end of 1996. Stockholders' equity includes an increase of $42 million in retained earnings from current year earnings net of dividends, a $59 million decrease in the accumulated foreign currency translation balance, and a $44 million net increase in stock balances.

Common shares outstanding increased from 126.4 million at the end of 1996 to
127.1 million. During the first three months of 1997, shares repurchased totaled 10 thousand at a cost of $0.7 million. Shares issued through stock option and stock bonus plans totaled 0.7 million shares and yielded $16 million in proceeds. Shares attributable to stock options assumed by Honeywell as part of the Measurex acquisition were 0.5 million.

Debt as a percentage of total capital at the end of the first quarter was 40.4 percent compared with 30.5 percent at the end of 1996. Total debt increased
$547 million from 1996 year end. The proceeds from the debt issuances during the quarter were used to finance general corporate requirements, including capital expenditures, working capital, and $568 million of acquisitions (net of cash acquired).

During the quarter the company established Kenwood Properties Inc., a wholly-owned real estate investment trust subsidiary, which issued preferred stock to third party investors in exchange for $125 million.

Net cash flows used by investing activities exceeded net cash flows from operating activities by $612 million in the first three months of 1997, primarily due to acquisition activities and capital expenditures.

On March 30, 1997, Honeywell had $725 million of revolving committed credit lines with 21 banks. There were no outstanding borrowings under these lines.
In addition, certain foreign units had $360 million in credit lines available at the end of the first quarter. On April 15, 1997, Honeywell increased its committed credit lines to $1,325 million and reduced the number of banks to 17.
Honeywell believes its available cash, committed credit lines and access to the public debt markets through commercial paper and medium-term note programs provide adequate short-term and long-term liquidity.

As of March 30, 1997, Honeywell's credit rating for long-term and short-term debt were, respectively, A/A-1 by Standard and Poor's Corporation, A/Duff1 by Duff and Phelps Credit Rating Co. and A2/P-1 by Moody's Investors Service, Inc.

Honeywell has entered into various foreign currency exchange contracts and interest rate swaps to manage its net exposure to changes in currency and interest rate fluctuation. At March 30, 1997, the notional amount of outstanding foreign exchange contracts was approximately $830 million. The amount of hedging gains and losses deferred was not material at March 30, 1997.
The notional amount of outstanding interest rate swaps was $1,020 million at March 30, 1997.

                          PART II.    OTHER INFORMATION

Item 1.   Legal Proceedings

          As previously reported in Item 3. `Legal Proceedings' of Part I of
          Honeywell's Annual Report on Form 10-K for the fiscal year ended
          December 31, 1996, Honeywell is a defendant in a lawsuit filed by Litton Systems, Inc. alleging patent infringement relating to the process used by Honeywell to coat mirrors incorporated in its ring laser gyroscopes; attempted monopolization by Honeywell of certain alleged markets for products containing ring laser gyroscopes; and intentional interference by Honeywell with Litton's prospective advantage in European markets and with its contractual relationships with Ojai Research, Inc., a California corporation.

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

               (11)     Computation of Earnings Per Share.

               (12)     Computation of Ratio of Earnings to Fixed Charges.

               (27)     Financial Data Schedule.

               (99)(i)  Cautionary Statements For Purposes of the Safe Harbor
                        Provisions of the Private Securities Litigation Reform
                        Act of 1995

               (99)(ii) Credit Agreement Dated as of April 15, 1997


          (b)  Reports on form 8-K:

               (i) Report dated March 7, 1997, regarding the registrant's acquisition of Measurex Corporation.
               (ii) Report dated March 17, 1997, regarding recent developments in litigation filed against the registrant by Litton Systems, Inc.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   HONEYWELL INC.



Date:    May 14, 1997              By:   /s/ E. D. Grayson
                                      ------------------------------------
                                       E. D. Grayson
                                       Vice President and General Counsel



Date:    May 14, 1997              By:   /s/ P. M. Palazzari
                                      ------------------------------------
                                       P. M. Palazzari
                                       Vice President and Controller
                                       (Chief Accounting Officer)

                                INDEX TO EXHIBITS



Exhibit No.                                                            Page No.
----------                                                             -------

11        Computation of Earnings Per Share                               i

12        Computation of Ratio of Earnings to Fixed Charges              ii

27        Financial Data Schedule                                       iii

99(i)     Cautionary Statements For Purposes of the Safe Harbor          iv
          Provisions of the Private Securities Litigation Reform
          Act of 1995

99(ii)    Credit Agreement Dated as of April 15, 1997                    vi


