Form 10-Q
period 1997-06-29
HONEYWELL INC
filed 1997-08-13
CIK 48305

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.    20549

                                    FORM 10-Q

     (MARK ONE)

     /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 29, 1997

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

                              Yes  x         No
                                  ---           ---

     As of June 29, 1997, the number of shares outstanding of the registrant's common stock, $1.50 par value, was 127,509,281.

                                                                          Page 2
                        PART I.    FINANCIAL INFORMATION
                        --------------------------------

Item 1.    Financial Statements

                                INCOME STATEMENT
                         Honeywell Inc. and Subsidiaries
                                   (Unaudited)


                                                      Second Quarter Ended
                                                  ----------------------------
 (Dollars in Millions Except Per Share Amounts)   June 29, 1997  June 30, 1996
 ..............................................................................
SALES                                               $1,977.3       $1,771.6
                                                      -------        -------
COSTS AND EXPENSES
     Cost of sales                                   1,359.1        1,222.6
     Research and development                          102.7           82.5
     Selling, general and administrative               347.0          330.0
     Interest - net                                     26.7           18.7
     Equity income                                      (7.4)          (8.3)
                                                      -------        -------
                                                     1,828.1        1,645.5
                                                      -------        -------

INCOME BEFORE INCOME TAXES                             149.2          126.1

PROVISION FOR INCOME TAXES                              50.8           42.8
                                                      -------        -------

NET INCOME                                          $   98.4       $   83.3
                                                      =======        =======


EARNINGS PER COMMON SHARE                           $   0.77       $   0.66
                                                      =======       =======

See accompanying Notes to Financial Statements


                                                                          Page 3

                                INCOME STATEMENT
                         Honeywell Inc. and Subsidiaries
                                   (Unaudited)


                                                        Six Months Ended
                                                  ----------------------------
(Dollars in Millions Except Per Share Amounts)    June 29, 1997  June 30, 1996
 ..............................................................................
SALES                                               $3,663.0       $3,391.1
                                                     -------        -------
COSTS AND EXPENSES
     Cost of sales                                   2,508.8        2,331.6
     Research and development                          195.9          167.6
     Selling, general and administrative               657.7          639.3
     Interest - net                                     45.3           35.8
     Equity income                                      (8.5)          (8.0)
                                                     -------        -------
                                                     3,399.2        3,166.3
                                                     -------        -------

INCOME BEFORE INCOME TAXES                             263.8          224.8

PROVISION FOR INCOME TAXES                              89.8           76.4
                                                     -------        -------

NET INCOME                                          $  174.0       $  148.4
                                                     =======        =======

EARNINGS PER COMMON SHARE                           $   1.37       $   1.17
                                                     =======        =======


AVERAGE NUMBER OF COMMON SHARES OUTSTANDING       127,011,691    126,738,415

See accompanying Notes to Financial Statements

                                                                         Page 4

                              STATEMENT OF CASH FLOWS
                         Honeywell Inc. and Subsidiaries
                                   (Unaudited)

                                                                    Six Months Ended
                                                              -----------------------------
(Dollars in Millions)                                         June 29, 1997   June 30, 1996
 ...........................................................................................
Cash Flows from Operating Activities
  Net income                                                    $  174.0       $  148.4
  Adjustments to reconcile net income to net cash flows
   from operating activities:
    Depreciation                                                   120.0          112.0
    Amortization of intangibles                                     35.0           24.5
    Deferred income taxes                                           11.0            1.7
    Equity income, net of dividends received                        (8.3)          (6.6)
    Gain on sale of assets                                          (3.5)          (4.1)
    Contributions to employee stock plans                           29.1           20.3
    Decrease in receivables                                        114.4           86.0
    Increase in inventories                                        (59.1)         (78.7)
    Decrease in accounts payable                                  (110.5)         (52.3)
    Decrease in accrued income taxes and interest                  (60.0)         (25.3)
    Other changes in working capital, excluding short-term
        investments and short-term debt                             56.1          (61.0)
    Other noncurrent items - net                                   (82.4)           6.1
                                                                 -------        -------

  Net cash flows from operating activities                         215.8          171.0
                                                                 -------        -------

Cash Flows from Investing Activities

  Proceeds from sale of assets                                      55.6           39.2
  Capital expenditures                                            (143.1)        (144.5)
  Investment in acquisitions, net of cash acquired                (591.0)        (316.6)
  Decrease in short-term investments                                 1.2            -
  Other - net                                                       (3.5)          (2.0)
                                                                 -------        -------
  Net cash flows from investing activities                        (680.8)        (423.9)
                                                                 -------        -------

Cash Flows from Financing Activities
  Net increase (decrease) in short-term debt                      (105.4)           1.8
  Proceeds from issuance of long-term debt                         592.1          299.8
  Repayment of long-term debt                                     (130.9)        (104.0)
  Proceeds from issuance of preferred stock of subsidiary          123.2            -
  Repayment of capital to preferred shareholders of subsidiary      (2.6)           -
  Purchase of treasury stock                                        (0.7)         (98.9)
  Proceeds from exercise of stock options                           24.8           28.5
  Dividends paid                                                   (68.6)         (66.0)
                                                                 -------        -------
  Net cash flows from financing activities                         431.9           61.2
                                                                 -------        -------

Effect of Exchange Rate Changes on Cash                            (14.0)          (5.5)
                                                                 -------        -------

Decrease in Cash and Cash Equivalents                              (47.1)        (197.2)

Cash and Cash Equivalents at Beginning of Period                   127.1          291.6
                                                                 -------        -------

Cash and Cash Equivalents at End of Period                      $   80.0       $   94.4
                                                                 =======        =======

See accompanying Notes to Financial Statements

                                                                          Page 5

                              STATEMENT OF FINANCIAL POSITION
                              Honeywell Inc. and Subsidiaries
                                        (Unaudited)

(Dollars in Millions)                                        June 29, 1997   December 31, 1996
 ..............................................................................................
ASSETS
Current Assets
     Cash and cash equivalents                                 $    80.0       $    127.1
     Short-term investments                                          7.4              8.6
     Receivables (less allowance for doubtful accounts:
         1997, $39.7; 1996, $33.5)                               1,691.4          1,714.7
     Inventories (less progress billing on uncompleted
      contracts: 1997, $42.9; 1996, $60.7)                       1,048.1            937.6
     Deferred income taxes                                         205.9            193.2
                                                               ---------         --------
                                                                 3,032.8          2,981.2

Investments and Advances                                           243.9            247.6
Property, Plant and Equipment
     Property, plant and equipment                               3,100.4          2,973.6
     Less accumulated depreciation                               1,942.5          1,839.4
                                                                --------         --------
                                                                 1,157.9          1,134.2
Other Assets
     Long-term receivables (less allowance for doubtful
         accounts: 1997, $1.4; 1996, $0.7)                          37.0             25.7
     Intangible assets                                           1,140.0            690.9
     Deferred income taxes                                          35.6             33.0
     Other                                                         457.7            380.7
                                                                --------         --------
Total Assets                                                   $ 6,104.9        $ 5,493.3
                                                                ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
     Short-term debt                                           $   101.2           $252.4
     Accounts payable                                              492.4            584.8
     Customer advances                                             241.8            202.0
     Accrued income taxes                                          240.5            316.9
     Deferred income taxes                                          17.9             21.9
     Other accrued liabilities                                     949.6            688.9
                                                                --------         --------
                                                                 2,043.4          2,066.9
Long-Term Debt                                                   1,236.0            715.3
Deferred Income Taxes                                               51.8             46.0
Other Liabilities                                                  461.8            460.2
Stockholders' Equity
     Common stock - $1.50 par value
     Authorized - 250,000,000 shares
     Issued - 1997 - 187,677,578 shares                            281.5
              1996 - 187,809,512 shares                                             281.7
     Additional paid-in capital                                    573.1            528.8
     Retained earnings                                           3,181.2          3,074.7
     Treasury stock - 1997 - 60,168,297 shares                  (1,742.8)
                      1996 - 61,360,813 shares                                   (1,763.5)
     Accumulated foreign currency translation                       23.9             88.2
     Pension liability adjustment                                   (5.0)            (5.0)
                                                                --------         --------
                                                                 2,311.9          2,204.9
                                                                --------         --------
Total Liabilities and Stockholders' Equity                     $ 6,104.9        $ 5,493.3
                                                                ========         ========

See accompanying Notes to Financial Statements

                                                                          Page 6
                          NOTES TO FINANCIAL STATEMENTS
                 (Dollars in Millions Except Per Share Amounts)
                                   (Unaudited)


(1) The financial information and statements of companies owned 20 percent to 50 percent accounted for using the equity method are omitted pursuant to Rule 10-01 of Regulation S-X.

(2)  Interest consists of the following:

                       Second Quarter Ended             Six Months Ended
                   ----------------------------   ----------------------------
                   June 29, 1997  June 30, 1996   June 29, 1997  June 30, 1996
                   -------------  -------------   -------------  -------------
     Interest expense   $29.5        $19.3           $50.4          $40.2
     Interest income    ( 2.8)       ( 0.6)          ( 5.1)         ( 4.4)
                         ----         ----            ----           ----
     Total              $26.7        $18.7           $45.3          $35.8
                         ====         ====            ====           ====

     Interest paid amounted to $33.9 and $45.3 for the second quarter and six months of 1997 and $30.0 and $42.2 for the second quarter and six months of 1996, respectively.

(3) Income tax provisions for interim periods are based on estimated effective annual income tax rates. Income tax expense varies from the normal U.S. statutory tax rate primarily because of state taxes and variations in the tax rates on foreign source income. While a portion of the annual tax provisions will be deferred income taxes, it is not practicable to determine the amount or composition of deferred income taxes for interim periods. Income taxes paid, net of refunds received, amounted to $31.9 and $143.9 for the second quarter and six months of 1997 and $74.1 and $93.2 for the second quarter and six months of 1996, respectively. The increase in income taxes paid in 1997 over 1996 for the first six months is attributable to the close and payment of prior year audits and current year income tax payments.

(4) Dividends per share of common stock were $0.27 and $0.54 for the second quarter and six months of 1997 and $0.26 and $0.52 for the second quarter and six months of 1996, respectively.

(5)  Inventories consist of the following:

                                                June 29,      December 31,
                                                  1997           1996
                                               --------         --------
     Finished goods                           $   427.2        $   386.5
     Inventories related to long-term contracts   135.4            122.7
     Work in process                              200.6            185.8
     Raw materials and supplies                   284.9            242.6
                                               --------         --------
     Total                                    $ 1,048.1        $   937.6
                                               ========         ========

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

     On March 17, 1997, the U.S. Supreme Court granted Honeywell's petition for certiorari in the patent/tort case and vacated the July 3, 1996 decision of the U.S. Court of Appeals. The case was remanded to the U.S. Court of Appeals for reconsideration in light of the U.S. Supreme Court's recent decision in the WARNER-JENKINSON V. HILTON DAVIS case which refined the law concerning patent infringement under the doctrine of equivalents. At a hearing held March 31, 1997, on intervening rights, Judge Pfaelzer indicated that the retrial of the patent and tort damages would not commence on May 6, 1997, as previously scheduled, because the trial court will lose jurisdiction while these appellate matters are before the U.S. Court of Appeals. The parties are briefing the appeal in July and August, and oral argument is scheduled for September 30, 1997 with a final decision by the U.S. Court of Appeals to follow some undetermined time thereafter. On March 21, 1997 Litton filed a notice of appeal of the trial court's December 23, 1996 decision to deny injunctive relief, but the U.S. Court of Appeals has stayed the matter until such time as it completes its review of the main appeal concerning infringement.

     In preparing for the retrial of patent and tort damages, Litton submitted a revised damage study to the trial court on February 7, 1997, seeking damages as high as $1.9 billion. Honeywell believes that Litton's damage study remains flawed and speculative for a number of reasons. Depending upon the outcome of the main appeal concerning infringement, it may be necessary for Litton to further revise its study.

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

(7) As of June 29, 1997, Honeywell had reserved 15,156,707 shares of common stock for the issuance of shares in connection with stock option and stock bonus plans.

(8) On February 26, 1997, Honeywell established Kenwood Properties Inc., a wholly-owned real estate investment trust subsidiary which issued 125,000 shares of $1,000 par value step down preferred stock to accredited investors. The step down preferred shares are shown on the consolidated statement of financial position as minority interest which is included in other current accrued liabilities. In the statement of cash flows, the minority interest is included in the financing section as proceeds from the issuance of preferred shares of subsidiary. On July 16, 1997, the preferred shares were redeemed at cost by Kenwood Properties Inc.

(9) On March 12, 1997, Honeywell issued $550 million of long-term debt through an underwritten offering with maturities of five and ten years. Honeywell subsequently entered into interest rate swap agreements effectively converting $450 million of this debt from fixed-rate debt to floating-rate debt.

(10) On March 7, 1997, Honeywell acquired Measurex Corporation, for approximately $600 million in cash. Measurex is a supplier of computer-integrated measurement, control and information systems and services. The acquisition has been accounted for under the purchase method of accounting and, accordingly, the consolidated financial statements reflect a preliminary allocation of the purchase price to the assets, liabilities and intangibles acquired, based upon their estimated fair values. This current allocation of the purchase price is preliminary, pending completion of valuation studies and other determinations of fair values presently in process. The current allocation of the purchase price will result in intangibles, including goodwill, of approximately $475 million which will be amortized on a straight-line basis over an average of 25 years. Management does not expect that the final allocation of the purchase price will differ materially from the preliminary allocations and expects the allocation to be finalized in the fourth quarter of 1997.

     In connection with the acquisition, Honeywell assumed approximately 1.8 million options to purchase Measurex common stock and converted such options to Honeywell options to acquire approximately 670,000 shares of Honeywell stock with an average exercise price of $52.24 and a range of exercise prices from $34.58 to $72.85. The value of the options assumed is included in the purchase price and as a component of stockholders equity in the consolidated financial statements. Proceeds from the debt issuance described in Note 9 were used to partially fund the acquisition of Measurex Corporation.

(11) The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 128 `Earnings Per Share,' which is effective for financial statements for both interim and annual periods ending after December 15, 1997. Early adoption of the statement is not permitted. If the statement would have been applied to earnings for the second quarter of 1997, the Basic and Diluted Earnings Per Share would not have differed materially from the Primary and Fully Diluted Per Share calculations in Exhibit 11.

     Financial Accounting Standard No. 130, `Reporting Comprehensive Income,' and Financial Accounting Standard No. 131, `Disclosures About Segments of an Enterprise and Related Information,' which are effective for financial statements for both interim and annual periods beginning after December 15, 1997 will be adopted, as require, in 1998.

(12) The amounts set forth in this quarterly report are unaudited but, in the opinion of the registrant, include all normal recurring adjustments necessary for a fair presentation of the results of operations for the three-month and six-month periods ended June 29, 1997, and June 30, 1996, respectively. Honeywell's accounting policies are described in the notes to financial statements in its 1996 Annual Report on Form 10-K. Certain amounts in prior year's statement of financial position have been reclassified to conform to the current year presentation.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

Net income in the second quarter of 1997 was $98.4 million ($0.77 per share) compared with $83.3 million ($0.66 per share) in the second quarter of 1996. Earnings per share increased 17 percent over the previous year's results.

Worldwide sales increased 12 percent to $1.977 billion in the second quarter of 1997, compared with $1.771 billion in 1996. Operating profit margins improved 40 basis points to 9.7 percent in 1997 from 9.3 percent in 1996 primarily as a result of our continuing efforts to reduce Selling, General, and Administrative expenses. Orders increased 9 percent, driven by Industrial Control and Space and Aviation Control. Translation of the U.S. dollar had approximately a 2-3 percentage point negative effect on sales and orders and minimal effect on profits.

Home and Building Control sales and orders were flat in the second quarter due primarily to cool weather in North America which reduces demand for consumer products and delays in booking North American building projects. For the first six months, sales increased 3 percent and orders increased 5 percent. Operating profit improved 7 percent with margins up 50 basis points to 7 percent for the quarter. Year to date operating margins have improved 30 basis points to 7.4 percent. HOME CONTROL orders were down slightly against second quarter 1996 comparisons with North America down sharply, Europe up sharply, and Asia Pacific up moderately. The late spring and cool weather drove soft demand in the OEM, distribution and consumer products businesses in North America. This soft demand on our short cycle business also limited sales growth to slight improvement in the quarter. Operating profit increased moderately during the quarter. Year to date, orders, sales and earnings are up significantly with sharp growth in orders in North America and Europe. BUILDING CONTROL orders for the quarter were up slightly. Solutions orders in North America (including energy retrofit and installed systems) were off due primarily to timing delays on large projects. Sales in the second quarter were up slightly, with profits up sharply. Honeywell made significant inroads in supporting the strategic initiative to grow the energy retrofit business with several key awards and contracts during the quarter. Honeywell was selected by the Department of Energy as one of five vendors who will upgrade energy systems in hundreds of federal buildings in the southwest U.S. The selected companies will be eligible for up to $750 million of business over the next few years. The European Bank for Reconstruction and Redevelopment signed a `multi-project facility' contract worth up to $70 million to help Honeywell establish and operate energy service companies to provide retrofits for industrial buildings and district heating plants in Poland, the Czech Republic, Slovakia and Hungary. This represents a key win in the industrial marketplace. Year to date, Building Control orders were flat, with North America down moderately, Europe and Asia Pacific up sharply. Sales were down slightly for the first six months and earnings were up moderately.

Industrial Control sales increased 20 percent to $667.3 million, up from $554.3 million during second quarter last year. Profits were up 1 percent compared to second quarter 1996, with margins down from 12 percent to 10.1 percent. Orders increased over 20 percent for the second quarter compared with 1996. For the first six months, Industrial Control experienced a 13 percent increase in sales while profits declined slightly due primarily to the goodwill amortization and integration costs associated with the Measurex transaction. Industrial Control orders for the first half of 1997 increased 17 percent. INDUSTRIAL AUTOMATION AND CONTROL sales and orders increased over 20 percent in the second quarter compared with last year, and profits were up modestly. In addition to the Measurex integration costs, profitability was also affected by the expenses associated with new product and solution introductions, such as Plantscape - a new state of the art open hybrid control system. Market reception for the new TPS system remains strong worldwide and Plantscape extends the TPS solution family into industries where Honeywell traditionally has not had a large presence, such as fine chemicals; pharmaceuticals; food and beverage; mining, metals & minerals; power and semiconductors. Year to date, sales and orders for Industrial Automation and Control are up sharply while profits are down slightly due to the impact of the Measurex acquisition costs. SENSING AND CONTROL sales and profits were up slightly in the quarter. Orders were up modestly in the second quarter compared to 1996, driven by growth in the consumer, avionics and information technology markets. European orders also improved in the quarter after a slow start. Year to date, SENSING AND CONTROL orders were up slightly and sales were down slightly. Earnings grew moderately compared to the first half of 1996 due to the mix of higher margin electro-mechanical products as well as improvement in the industrial distribution business.

Space and Aviation Control second quarter orders were up 7 percent from 1996 and sales increased 22 percent driven by strong growth in commercial avionics as well as strengthening in the military and space businesses. Operating profit increased 39 percent to $61.8 million, compared to $44.4 million a year earlier. Operating margins improved from 11.1 percent to 12.6 percent for the quarter. This improvement was driven by the mix of higher margin commercial avionics which totaled nearly 57 percent of the Space and Aviation Control business in the quarter, coupled with high profit programs in military avionics. During the quarter, the business announced the world's first integrated solution to support the communications, navigation, surveillance and air traffic management necessary for free flight. The solution, World NAV, which combines Honeywell systems and expertise in integrating GPS, flight management and landing systems,
will be targeted for both the commercial and military markets.   Space and
Aviation Control orders for the first six months increased 13 percent from the same period last year. Year to date sales have increased 12 percent while earnings increased over 36 percent. Orders were up slightly for COMMERCIAL AVIATION in the second quarter, against very strong comparisons last year when orders in Air Transport and Business & Commuter Aviation were up nearly 50 percent. Sales and profits experienced sharp growth in the quarter. The sales increase is driven primarily by the increase in air transport deliveries which coincide with expected 1997 build rates and a strong increase in the business jet market. The profit improvement resulted from the volume increase in Air Transport coupled with continued productivity improvements. Year to date, Commercial Avionics orders were up moderately, and sales and earnings were up sharply. In the second quarter, MILITARY AVIONICS SYSTEMS orders grew sharply, driven by guidance and navigation system retrofits and tactical `smart guidance' munitions programs. Sales were up moderately and profits were up sharply, due primarily to varied timing and profitability of production contracts and decreased development expenses related to new programs. Year to date, orders and earnings for Military Avionics were up sharply while sales were down slightly. SPACE SYSTEMS orders for the quarter were down modestly against a strong second quarter last year. Sales and earnings were up sharply compared to the second quarter of 1996. For the first six months, orders for Space Systems were up significantly driven by the SBIRS program. Sales were down modestly and earnings were down sharply due to low volume and project profitability.

Sales from other operations which do not correspond with Honeywell's primary business segments, including the Corporate research centers, were flat from the second quarter of 1996 with sharply improved margins.


Financial Condition
-------------------

Stockholders' equity increased to $2,312 million from $2,205 million at the end of 1996. Stockholders' equity includes an increase of $106 million to retained earnings resulting from current year earnings less dividends offset by a $64 million decrease in the accumulated foreign currency translation balance and a $65 million increase in stock balances.

Common shares outstanding increased from 126.4 million at the end of 1996 to
127.5 million. Shares repurchased during the first six months of 1997 totaled 10 thousand at a cost of $0.7 million. Shares issued through stock option and stock bonus plans totaled 1.1 million shares and yielded $25 million in proceeds.

Debt as a percentage of total capital at the end of the second quarter was 36.6 percent compared with 30.5 percent at the end of 1996. Total debt increased $370 million from 1996 year end. The proceeds from the debt increase along with the reduction of cash balances were used to finance general corporate requirements, including capital expenditures, working capital, and acquisitions.

Cash flows used by investing activities exceeded cash flows from operating activities by $465 million in the first six months of 1997, primarily due to acquisition activities and capital expenditures offset by proceeds from asset sales.

On June 29, 1997, Honeywell had $1,325 million of revolving committed credit lines with 17 banks. There were no outstanding borrowings under these lines.
In addition, certain foreign units had $372 million in credit lines available at the end of the second quarter. Honeywell believes its available cash, committed credit lines and access to the public debt markets through commercial paper and medium-term note programs provide adequate short-term and long-term liquidity.

As of June 29, 1997, Honeywell's credit ratings for long-term and short-term debt were, respectively, A/A-1 by Standard and Poor's Corporation, A/Duff1 by Duff and Phelps Credit Rating Co. and A2/P-1 by Moody's Investors Service, Inc.

Honeywell has entered into various foreign currency exchange contracts and interest rate swaps to manage its net exposure to changes in currency and interest rate fluctuation. At June 29, 1997, the notional amount of outstanding foreign exchange contracts was approximately $990 million. The amount of hedging gains and losses deferred was not material at June 29, 1997. The notional amount of outstanding interest rate swaps was $1,020 million at June 29, 1997.

During the first quarter of 1997, Honeywell established Kenwood Properties Inc., a wholly-owned real estate investment trust subsidiary, which issued preferred stock to third party investors in exchange for $125 million. The preferred shares were redeemed on July 16, 1997.

Honeywell continually evaluates the growth potential and profitability of its existing businesses and investments. When deemed appropriate, Honeywell will acquire new businesses to expand its product offerings or divest existing businesses which are no longer considered a strategic fit. Writedowns or provisions for selling or divesting units could result in future charges.


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


Item 4.    Submission of Matters to a Vote of Security Holders

     At the Annual Meeting of Shareholders of Honeywell Inc. in Phoenix, Arizona on April 15, 1997, four proposals were submitted to a vote of the shareholders.

     The first was a proposal to elect directors for the year commencing April 16, 1997. A majority of the shares represented by proxy or in person at the meeting were voted in favor of electing management's nominees for directors as follows:

                                           For            Withheld
                                           ---            --------

     Albert J. Baciocco, Jr.           106,878,383        659,789
     Elizabeth E. Bailey               106,903,565        634,607
     Michael R. Bonsignore             106,891,479        646,693
     William H. Donaldson              106,892,826        645,346
     Giannantonio Ferrari              106,899,738        638,434
     R. Donald Fullerton               106,836,089        702,083
     James J. Howard                   106,865,731        672,441
     Bruce E. Karatz                   106,870,755        667,417
     A. Barry Rand                     106,932,851        605,321
     Steven G. Rothmeier               106,847,908        690,264
     Michael W. Wright                 106,839,582        698,590

     The second was a proposal to ratify the selection of Deloitte & Touche LLP as the auditors of the company. 106,655,825 shares voted in favor of the proposal, 447,311 shares voted against the proposal and 435,036 shares abstained from voting.

     The third was a proposal to adopt the 1997 Honeywell Stock and Incentive Plan. 88,456,397 shares voted in favor of the proposal, 9,300,625 shares voted against the proposal and 972,333 shares abstained from voting.

     The fourth was a proposal to approve the elimination of Article XII of the Honeywell's By-laws, which provided for a maximum amount of incentive compensation. 102,003,478 shares voted in favor of the proposal, 3,699,030 shares voted against the proposal and 1,309,520 shares abstained from voting.


Item 6.    Exhibits and Reports on Form 8-K

          (a)     Exhibits:

                  (11)   Computation of Earnings Per Share.

                  (12)   Computation of Ratio of Earnings to Fixed Charges.

                  (27)   Financial Data Schedule.

                  (99)(I) Cautionary Statements For Purposes of the Safe Harbor
                          Provisions of the Private Securities Litigation Reform Act of 1995.

          (b)     Reports on form 8-K:

               None

                                                                         Page 13
                                    SIGNATURE
                                    ---------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   HONEYWELL INC.



Date:    August 13, 1997           By:  /s/ E. D. Grayson
                                     ----------------------------------
                                     E. D. Grayson
                                     Vice President and General Counsel



Date:    August 13, 1997           By:  /s/ P.M. Palazzari
                                     ----------------------------------
                                     P. M. Palazzari
                                     Vice President and Controller
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