Form 10-Q
period 1997-09-28
HONEYWELL INC
filed 1997-11-12
CIK 48305

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.    20549

                                    FORM 10-Q

     (MARK ONE)

     /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 28, 1997

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

     As of September 28, 1997, the number of shares outstanding of the registrant's common stock, $1.50 par value, was 127,289,759.

                                                                      Page 2
                         PART I.    FINANCIAL INFORMATION
                         --------------------------------

Item 1.    Financial Statements

                                INCOME STATEMENT
                         Honeywell Inc. and Subsidiaries
                                  (Unaudited)

                                                                 Third Quarter
Ended
                                                                 ---------------
----
(Dollars in Millions Except Per Share Amounts)         September 28, 1997
September 29, 1996
 ................................................................................
 ..............

SALES                                                       $2,038.7             $1,803.1
                                                            --------             --------

COSTS AND EXPENSES
     Cost of sales                                           1,390.3              1,221.7
     Research and development                                  121.0                 84.5
     Selling, general and administrative                       322.3                323.4
     Special charges                                            60.4                  --
     Interest - net                                             24.3                 19.3
     Gain on sale of discontinued business                     (60.3)                 --
     Equity loss                                                 0.6                  1.0
                                                            --------             --------

                                                             1,858.6              1,649.9
                                                            --------             --------

INCOME BEFORE INCOME TAXES                                     180.1                153.2

PROVISION FOR INCOME TAXES                                      61.2                 52.1
                                                            --------             --------

NET INCOME                                                  $  118.9             $  101.1
                                                            ========             ========


EARNINGS PER COMMON SHARE                                   $   0.93              $   0.80
                                                            ========              ========

See accompanying Notes to Financial Statements


                                                                      Page 3
                           INCOME STATEMENT
                    Honeywell Inc. and Subsidiaries
                             (Unaudited)

                                                                 Nine Months Ended
                                                                 -----------------
(Dollars in Millions Except Per Share Amounts)         September 28, 1997   September 29, 1996
 ..............................................................................................

SALES                                                       $5,701.7             $5,194.2
                                                            --------             --------

COSTS AND EXPENSES
     Cost of sales                                           3,899.1              3,553.3
     Research and development                                  316.9                252.1
     Selling, general and administrative                       980.0                962.7
     Special charges                                            60.4                  --
     Interest - net                                             69.6                 55.1
     Gain on sale of discontinued business                     (60.3)                 --
     Equity income                                              (7.9)                (7.0)
                                                            --------             --------

                                                             5,257.8              4,816.2
                                                            --------             --------

INCOME BEFORE INCOME TAXES                                     443.9                378.0

PROVISION FOR INCOME TAXES                                     151.0                128.5
                                                            --------             --------

NET INCOME                                                  $  292.9             $  249.5
                                                            ========             ========

EARNINGS PER COMMON SHARE                                   $   2.30             $   1.97
                                                            ========             ========


AVERAGE NUMBER OF COMMON SHARES OUTSTANDING              127,167,849          126,667,672

See accompanying Notes to Financial Statements


                                                                      Page 4
                             STATEMENT OF CASH FLOWS
                         Honeywell Inc. and Subsidiaries
                                    (Unaudited)

                                                                      Nine Months Ended
                                                                      -----------------
(Dollars in Millions)                                      September 28, 1997   September 29, 1996
 ..................................................................................................

Cash Flows from Operating Activities
   Net income                                                   $  292.9             $  249.5
   Adjustments to reconcile net income to net cash flows
    from operating activities:
     Depreciation                                                  183.8                176.2
     Amortization of intangibles                                    53.5                 37.8
     Deferred income taxes                                          18.0                  7.9
     Equity income, net of dividends received                       (6.4)                (5.6)
     (Gain) loss on sale of assets                                  (7.3)                 0.4
     Gain on sale of discontinued business                         (60.3)                  --
     Contributions to employee stock plans                          45.7                 32.3
     Increase in receivables                                       (37.5)               (38.6)
     Increase in inventories                                       (37.5)              (104.2)
     Decrease in accounts payable                                 (116.5)               (62.2)
     Increase (decrease) in accrued income taxes and interest       (8.4)                55.8
     Other changes in working capital, excluding short-term
       investments and short-term debt                             180.4                (21.1)
     Other noncurrent items - net                                 (169.6)                 5.1
                                                               --------              --------

   Net cash flows from operating activities                        330.8               333.3
                                                               --------              --------

Cash Flows from Investing Activities
   Proceeds from sale of assets                                     71.3                50.2
   Proceeds from sale of discontinued business                      96.3                 --
   Capital expenditures                                           (213.7)             (212.4)
   Investment in acquisitions, net of cash acquired               (596.6)             (352.3)
   Decrease in short-term investments                                1.9                 --
   Other - net                                                      (3.2)               (0.7)
                                                               --------              --------

   Net cash flows from investing activities                       (644.0)             (515.2)
                                                               --------              --------

Cash Flows from Financing Activities
   Net decrease in short-term debt                                 (14.7)               (4.1)
   Proceeds from issuance of long-term debt                        592.1               300.0
   Repayment of long-term debt                                    (178.4)             (104.3)
   Proceeds from issuance of preferred stock of subsidiary         123.2                --
   Repayment of capital to preferred shareholders of subsidiary   (123.2)               --
   Purchase of treasury stock                                      (37.9)             (127.7)
   Proceeds from exercise of stock options                          31.6                40.3
   Dividends paid                                                 (103.2)             (100.8)
                                                               --------              --------

   Net cash flows from financing activities                        289.5                 3.4
                                                               --------              --------

Effect of Exchange Rate Changes on Cash                            (13.9)               (4.9)
                                                               --------              --------

Decrease in Cash and Cash Equivalents                              (37.6)             (183.4)

Cash and Cash Equivalents at Beginning of Period                   127.1               291.6
                                                               --------              --------

Cash and Cash Equivalents at End of Period                      $   89.5             $ 108.2
                                                               ========              ========

See accompanying Notes to Financial Statements


                                                                      Page 5
                              STATEMENT OF FINANCIAL POSITION
                              Honeywell Inc. and Subsidiaries
                                        (Unaudited)


(Dollars in Millions)                                    September 28, 1997   December 31, 1996
 ...............................................................................................

Assets
Current Assets
   Cash and cash equivalents                                  $   89.5            $  127.1
   Short-term investments                                          6.5                 8.6
   Receivables (less allowance for doubtful accounts:
       1997, $39.4; 1996, $33.5)                               1,814.3             1,714.7
   Inventories (less progress billing on uncompleted
    contracts: 1997, $65.2; 1996, $60.7)                       1,006.7               937.6
   Deferred income taxes                                         206.1               193.2
                                                              --------            --------
                                                               3,123.1             2,981.2

Investments and Advances                                         255.9               247.6
Property, Plant and Equipment
   Property, plant and equipment                               3,083.2             2,973.6
   Less accumulated depreciation                               1,968.8             1,839.4
                                                              --------            --------
                                                               1,114.4             1,134.2
Other Assets
   Long-term receivables (less allowance for doubtful
       accounts: 1997, $1.4; 1996, $0.7)                          37.1                25.7
   Intangible assets                                           1,113.4               690.9
   Deferred income taxes                                          35.2                33.0
   Other                                                         558.6               380.7
                                                              --------            --------
Total Assets                                                  $6,237.7            $5,493.3
                                                              ========            ========

Liabilities and Stockholders' Equity
Current Liabilities
   Short-term debt                                            $  190.9            $  252.4
   Accounts payable                                              529.7               584.8
   Customer advances                                             256.6               202.0
   Accrued income taxes                                          287.6               316.9
   Deferred income taxes                                          17.9                21.9
   Other accrued liabilities                                     893.6               688.9
                                                              --------            --------
                                                               2,176.3             2,066.9
Long-Term Debt                                                 1,186.4               715.3
Deferred Income Taxes                                             56.9                46.0
Other Liabilities                                                464.3               460.2
Stockholders' Equity
   Common stock - $1.50 par value
   Authorized - 250,000,000 shares
   Issued - 1997 - 187,650,027 shares                            281.5
            1996 - 187,809,512 shares                                                281.7
   Additional paid-in capital                                    580.1               528.8
   Retained earnings                                           3,265.6             3,074.7
   Treasury stock - 1997 - 60,360,268 shares                  (1,774.7)
                    1996 - 61,360,813 shares                                      (1,763.5)
   Accumulated foreign currency translation                        6.2                88.2
   Pension liability adjustment                                   (4.9)               (5.0)
                                                              --------            --------
                                                               2,353.8             2,204.9
                                                              --------            --------
Total Liabilities and Stockholders' Equity                    $6,237.7            $5,493.3
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

(2)  Interest consists of the following:

                                   Third Quarter Ended                       Nine Months Ended
                                   -------------------                       -----------------
                         September 28, 1997   September 29, 1996   September 28, 1997   September 29, 1996
                         ------------------   ------------------   ------------------   ------------------

     Interest expense            $26.2               $20.7                 $76.6               $60.9
     Interest income             ( 1.9)               (1.4)                 (7.0)               (5.8)
                                 -----               -----                 -----               -----
     Total                       $24.3               $19.3                 $69.6               $55.1
                                 =====               =====                 =====               =====


     Interest paid amounted to $23.2 and $68.5 for the third quarter and nine months of 1997 and $4.9 and $47.1 for the third quarter and nine months of 1996, respectively.

(3) Income tax provisions for interim periods are based on estimated effective annual income tax rates. Income tax expense varies from the normal U.S. statutory tax rate primarily because of state taxes and variations in the tax rates on foreign source income. While a portion of the annual tax provisions will be deferred income taxes, it is not practicable to determine the amount or composition of deferred income taxes for interim periods. Income taxes paid, net of refunds received, amounted to $5.8 and $149.7 for the third quarter and nine months of 1997 and ($34.7) and $58.5 for the third quarter and nine months of 1996, respectively. The increase in income taxes paid in 1997 over 1996 for the first nine months is attributable to the close and payment of prior year audits and current year income tax payments.

(4) Dividends per share of common stock were $0.27 and $0.81 for the third quarter and nine months of 1997 and $0.27 and $0.79 for the third quarter and nine months of 1996, respectively. In October 1997, the Board of Directors approved an increase in the common dividend to $0.28 per share beginning in the fourth quarter of 1997.

(5)  Inventories consist of the following:

                                            September 28,     December 31,
                                                1997              1996
                                            -------------     ------------

     Finished goods                           $   374.4         $  386.5
     Inventories related to long-term contracts   121.1            122.7
     Work in process                              214.1            185.8
     Raw materials and supplies                   297.1            242.6
                                              ---------         --------
     Total                                    $ 1,006.7         $  937.6
                                              =========         ========

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

     Litton appealed to the U.S. Court of Appeals for the Federal Circuit, and on July 3, 1996, a three judge panel of that court overruled the trial court's rulings of patent invalidity, unenforceability and non-infringement, and also found Honeywell liable under Litton's state tort claims. However, the panel upheld the trial court's ruling that Honeywell is entitled to a new trial for damages on all claims, as well as its granting to Honeywell of certain intervening patent rights. Honeywell requested a rehearing by the full U.S. Court of Appeals, which was denied on September 11, 1996. On November 26, 1996, Honeywell petitioned the U.S. Supreme Court for review of the panel's decision. In the interim, Litton filed a motion with the trial court seeking injunctive relief, which was denied on December 23, 1996.

     On March 17, 1997, the U.S. Supreme Court granted Honeywell's petition for certiorari in the patent/tort case and vacated the July 3, 1996 decision of the U.S. Court of Appeals. The case was remanded to the U.S. Court of Appeals for reconsideration in light of the U.S. Supreme Court's recent decision in the WARNER-JENKINSON V. HILTON DAVIS case which refined the law concerning patent infringement under the doctrine of equivalents. The parties submitted briefs to the U.S. Court of Appeals in July and August, and oral arguments were held on September 30, 1997. The Court of Appeals did not indicate when it will issue a decision. On March 21, 1997 Litton filed a notice of appeal of the trial court's December 23, 1996 decision to deny injunctive relief, but the U.S. Court of Appeals has stayed the matter until such time as it completes its review of the main appeal concerning infringement.

     The retrial of the patent and tort damages claims which was originally scheduled to commence May 6, 1997, has been postponed indefinitely pending the decision of the U.S Court of Appeals on the matters currently before it. In preparing for the patent and tort damages retrial, Litton submitted a revised damage study to the trial court on February 7, 1997, seeking damages as high as $1.9 billion. Honeywell believes that Litton's damage study remains flawed and speculative for a number of reasons. Depending upon the outcome of the main appeal concerning infringement, it may be necessary for Litton to further revise its study.

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

(7) As of September 28, 1997, Honeywell had reserved 14,875,288 shares of common stock for the issuance of shares in connection with stock option and stock bonus plans.

(8) On February 26, 1997, Honeywell established Kenwood Properties Inc., a wholly-owned real estate investment trust subsidiary which issued 125,000 shares of $1,000 par value step down preferred stock to accredited investors. On July 16, 1997, the preferred shares were redeemed at cost by Kenwood Properties Inc.

(9) On March 12, 1997, Honeywell issued $550 million of fixed-rate long-term debt through an underwritten offering with maturities of five and ten years.

(10) On September 27, 1997, Honeywell sold the net assets ($41.8 million) of its solenoid valve business to Parker-Hannifin for $102.1 million in cash. As of September 28, 1997, $96.3 million had been received from Parker-Hannifin and the remaining balance will be collected in the fourth quarter. A $60.3 million gain resulted from the sale which is included as a gain on sale of discontinued business on the Income Statement. The solenoid valve business was an operation in the Industrial Control business segment.

(11) On March 7, 1997, Honeywell acquired Measurex Corporation, for approximately $600 million in cash. Measurex is a supplier of computer-integrated measurement, control and information systems and services. The acquisition has been accounted for under the purchase method of accounting and, accordingly, the consolidated financial statements reflect a preliminary allocation of the purchase price to the assets, liabilities and intangibles acquired, based upon their estimated fair values. This current allocation of the purchase price is preliminary, pending completion of valuation studies and other determinations of fair values presently being finalized. The current and expected allocation of the purchase price will result in intangibles, including goodwill, patents/developed technology, workforce value, and customer lists, of approximately $470 million which will be amortized on a straight-line basis over an average of approximately 25 years. Management does not expect that the final allocation of the purchase price will differ materially from the preliminary allocation and expects the allocation to be finalized in the fourth quarter of 1997.

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

(12) The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards (SFAS) No. 128 `Earnings Per Share,' which is effective for financial statements for both interim and annual periods ending after December 15, 1997. Early adoption of the statement is not permitted. If the statement would have been applied to earnings for the second quarter of 1997, the Basic and Diluted Earnings Per Share would not have differed materially from the Primary and Fully Diluted Per Share calculations in Exhibit 11.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 130, `Reporting Comprehensive Income', which will be effective for the Company beginning January 1, 1998. SFAS No. 130 requires the disclosure of comprehensive income and its components in the Company's general-purpose financial statements.
     Honeywell anticipates the effect of SFAS No. 130 will result in the disclosure of foreign currency translation adjustments, unrealized gains in securities, minimum pension liability adjustments and other comprehensive income on the face of the income statement.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 131, `Disclosures about Segments of an Enterprise and Related Information', which will be effective for the Company beginning January 1, 1998. SFAS No. 131 redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a company's operating segments. Honeywell has not yet completed its analysis of operating segments on which it will report. However, a preliminary analysis has concluded the current reporting structure under SFAS No. 14 continues to be appropriate under SFAS No. 131.

(13) In September 1997, Honeywell's management, with the approval of the board of directors, committed itself to a plan of action and recorded special charges of $60.4 million intended to reduce operating costs and improve margins. The actions to be undertaken include productivity initiatives and the rationalization of the Honeywell and Measurex product lines. The special charges were recorded by the Home and Building Control business segment ($30.4 million) to maintain competitiveness in a rapidly changing marketplace and the Industrial Control business segment ($30.0 million) to rationalize product lines, R&D facilities, and the work force to streamline the Industrial Automation and Control business after the Measurex integration. Special charges include costs for work force reductions, worldwide facilities consolidations, organizational changes, and other cost accruals. The work force reduction costs of $43.9 million primarily include severance costs related to involuntary termination programs instituted to improve efficiency and reduce costs. Approximately 750 employees will be terminated. Facility consolidation costs amounting to $8.3 million are primarily associated with the closing of facilities in California and Germany. Other cost accruals totaling $8.2 million include costs of inventory write offs resulting from the integration of product lines. The charges are included as Special charges on the Income Statement and will be funded with cash generated by operations.

(14) The amounts set forth in this quarterly report are unaudited but, in the opinion of the registrant, include all normal recurring adjustments necessary for a fair presentation of the results of operations for the three-month and nine-month periods ended September 28, 1997, and September 29, 1996, respectively. Honeywell's accounting policies are described in the notes to financial statements in its 1996 Annual Report on Form 10-K. Certain amounts in prior year's statement of financial position have been reclassified to conform to the current year presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

Net income in the third quarter of 1997 was $118.9 million ($0.93 per share) compared with $101.1 million ($0.80 per share) in the third quarter of 1996. Earnings per share increased 16 percent compared to the third quarter of 1996. In the first nine months of 1997, Honeywell's net income was $292.9 million, up 17 percent from $249.5 million a year earlier. Earnings per share were $2.30, up 17 percent from $1.97 in the first nine months of 1996.

Worldwide sales increased 13 percent to $2.04 billion in the third quarter of 1997, compared with $1.80 billion in the third quarter of 1996. Year to date, sales were $5.70 billion, up 10 percent, compared with $5.19 billion during the same period in 1996. Operating profit was $226.6 million, up 19 percent compared with $190.0 million in the third quarter of 1996. For the first nine months of 1997, operating profit was $574.0 million, up 15 percent from the $498.7 million recorded during the same period a year earlier. Orders increased 15 percent in the quarter and 12 percent for the year, driven by Industrial Control and Space and Aviation Control. A stronger U.S. dollar had a negative translation effect on total orders and sales of approximately four percent for the quarter and three percent year to date, but had a minimal effect on profits due to the Company's hedging strategies.

HOME AND BUILDING CONTROL sales were $870.9 million and $2,388.7 million for the quarter and year to date, respectively, up from $852.3 million and $2,328.0 million for the same periods in 1996. Foreign currency translation had a negative four percent impact on sales in the quarter and three percent year to date. Operating profit was $91.6 million, excluding special charges of $30.4 million (discussed below), compared to $95.3 million in the third quarter of 1996. This decline of four percent was due to the mix of lower margin products business and lower than expected volume in building control. Year to date earnings grew to $204.2 million, excluding special charges, from $200.3 million for the first nine months of 1996. Orders for Home and Building Control were flat from third quarter 1996 levels as growth in the international market offset soft North American demand. During the quarter, Honeywell was chosen to be the provider on an upcoming energy savings contract at Ft. Bragg, North Carolina, as well as several other energy savings projects which are expected to be worth from $150 million to $300 million over a multi-year implementation period. Year to date orders were up three percent. During the quarter, Home and Building Control also completed the acquisition of Lincold Holdings, a U.K. based refrigeration services company.

Late in the third quarter, Honeywell announced a restructuring of the Home and Building Control business into two business units, Solutions and Services, and Products, to refocus American operations and improve financial results. The new structure will allow greater business focus, establishing specific responsibility for each portion of the business. The special non-recurring restructuring charges totaling $30.4 million are to further improve worldwide competitiveness.

Third quarter sales in the Home and Building Control Products business increased modestly compared to 1996 while profits were flat. Year to date, sales and profits have increased between five and 10 percent. Orders for the Products business have increased moderately on a quarterly and year to date basis compared with 1996.

The Home and Building Solutions and Service business achieved slight sales growth in the quarter while year to date sales were relatively flat. Profits were down on a quarterly and year to date basis compared with 1996 due to lower than expected volume and weaker margins in performance contracting. Third quarter and year to date orders were also down compared to 1996 due to lower installed and energy retrofit projects driven by competitive pricing pressures and the extended selling cycle on large energy retrofit programs such as the Federal Government upgrade program.

INDUSTRIAL CONTROL sales were $629.0 million, up 23 percent from $512.6 million during the third quarter of 1996. Foreign currency translation had a negative six point impact on these results. The sales growth was impacted by slow backlog conversion in the quarter. Year to date sales grew 16 percent to $1,817.1 from $1,568.8 for the first nine months of 1996. Operating profit was $57.5 million, excluding special charges of $30.0 million and a gain on the sale of the solenoid valve business (discussed below) of $60.3 million, an increase of 11 percent compared with $51.6 million during the third quarter of 1996. Orders for the third quarter increased 26 percent and year to date orders were up 19 percent. During the quarter, Industrial Control booked $30.0 million in non-recurring restructuring costs to rationalize product lines, R&D facilities, and the work force to streamline the Industrial Automation and Control business after the Measurex integration. The charges include the costs to consolidate customer support operations, close two facilities, and write off redundant inventory resulting from the integration of product lines. On September 26, Honeywell sold its solenoid valve business, with major facilities in Connecticut and Geneva, Switzerland, to Parker - Hannifin for $102.1 million. While this business has made considerable contributions to Honeywell's success over the years, it was not closely aligned with future strategies and ambitions for the core business.

Sales in the Industrial Automation and Control business were up sharply in the quarter and year to date driven by the addition of Measurex. Without Measurex, sales grew modestly impacted by six percent negative currency translation in the quarter. Profits were up moderately in the quarter but were down year to date compared to 1996 due to the integration costs and goodwill amortization of the Measurex acquisition. Orders for the quarter and year to date were up over 20 percent from the prior year. During the quarter, Honeywell entered into a global agreement with Shell International to provide control technology and advanced solutions to Shell operating units around the world. Honeywell also agreed to a five year business alliance with British Petroleum Oil to supply advanced control, training and optimization software in as many as eleven British Petroleum Oil refineries worldwide.

Sensing and Control sales were up modestly for the quarter and first nine months of 1997. Profits grew moderately as a result of growth in the higher margin electro-mechanical products and on-going productivity initiatives. Orders grew modestly in the quarter and year to date compared to 1996 results for the same periods.

SPACE AND AVIATION CONTROL sales for the third quarter of 1997 were up 26 percent to $505.3 million from $401.1 million in the third quarter of 1996, primarily driven by strong growth in Commercial Avionics and strengthening in the Military and Space businesses. Year to date sales were up 17 percent to $1.40 billion from $1.20 billion for the comparable period in 1996. Foreign currency translation had minimal impact on these results. Profits for the third quarter were 70.8 million, a 77 percent increase from the $39.9 million recorded in the third quarter of 1996, with margins improving from 9.9 percent to 14.0 percent. This improvement is driven by the mix of higher margin Commercial Avionics which totaled nearly 60 percent of the business in the quarter, coupled with high profit programs in Military Avionics. Year to date earnings were up 49 percent from $123.4 million in the first nine months of 1996 to $184.5 million in 1997. Orders for Space and Aviation Control were up 39 percent for the quarter and 21 percent year to date from comparable periods in 1996. During the quarter, Space and Aviation Control received certification for the differential GPS landing system, opening the door for landing system sales in North America.

Commercial Avionics sales and profits were up over 20 percent for the quarter and the first nine months of 1997. The sales increase was driven by both the increase in air transport deliveries which coincide with expected 1997 build rates and a strong increase in the business jet market. The profit improvement was the result of volume increase in air transport coupled with continued productivity improvements. Orders for Commercial Avionics were also up over 20 percent for the quarter and first nine months compared to 1996.

Sales in the Military Avionics business were up over 20 percent for the quarter and up moderately for the first nine months of 1997, compared to 1996. Profits were also up over 20 percent in the third quarter and year to date, compared to the prior year, due primarily to varied timing and profitability of production contracts. Military Avionics orders were relatively flat in the quarter, but were up moderately for the first nine months of the year, compared to 1996.

Space Systems sales were up moderately in the third quarter and were relatively flat year to date compared to 1996. Profits were up over 20 percent for the quarter and were down modestly for the first nine months, compared to the prior year, due to low volume and project profitability. Orders for the quarter and year to date were up over 20 percent compared to 1996.

OTHER remaining operations of Honeywell, which include corporate research centers, reported sales of $33.5 million and earnings of $6.8 million for the third quarter compared to $37.1 million and $3.2 million respectively, for the third quarter of 1996. The earnings improvement was driven by better program profitability in the research labs. Equity loss was $0.6 million for the quarter, due primarily to typical third quarter softness in earnings at Yamatake-Honeywell, our Japanese joint-venture.

Honeywell continually evaluates the growth potential and profitability of its existing businesses and equity and other investments. When deemed appropriate, Honeywell will acquire new businesses to expand its product offerings, divest existing businesses which are no longer considered a strategic fit, or increase or decrease its investments. Currently, no decisions have been made regarding any significant acquisitions, divestitures, or sale of investments.


Financial Condition
-------------------

Stockholders' equity increased to $2,354 million from $2,205 million at the end of 1996. The increase in stockholders' equity includes an increase of $191 million to retained earnings resulting from current year earnings less dividends, and a $40 million increase in stock balances, which amounts were offset by a $82 million decrease in the accumulated foreign currency translation balance.

Common shares outstanding increased from 126.4 million shares at the end of 1996 to 127.3 million. During the first nine months of 1997 totaled 557 thousand shares were repurchased at a cost of $38 million, essentially completing the July 1995 Board of Directors authorization to repurchase up to approximately $250 million in shares. A new $350 million repurchase program was authorized by the Board in October of 1997. Shares repurchased were in connection with planned issuances under existing employee stock and incentive programs.

During the quarter, shares issued through all stock option and stock bonus plans totaled 1.4 million shares and yielded $32 million in proceeds. In 1997, Honeywell Shareholders and the Board of Directors approved the 1997 Honeywell Stock and Incentive Plan which provides for issuance up to 7.5 million shares for employee stock programs. In addition, the Board of Directors approved certain other employee stock plans which provide for issuances up to 2.35 million shares.

Debt as a percentage of total capital at the end of the third quarter was 36.9 percent compared with 30.5 percent at the end of 1996. Total debt increased $410 million from 1996 year end. The proceeds from the debt increase along with the reduction of cash balances were used to finance acquisitions and general corporate requirements, including capital expenditures and working capital.

Cash flows used by investing activities exceeded cash flows from operating activities by $313 million in the first nine months of 1997. The cash used for investing activities relates primarily to acquisitions and capital expenditures, partially offset by proceeds from asset sales and the sale of the Solenoid Valve business.

On September 28, 1997, Honeywell had $1,325 million of revolving committed credit lines with 17 banks. There were no outstanding borrowings under these lines. In addition, certain foreign units had $357 million in credit lines available at the end of the third quarter. Honeywell believes its available cash, committed credit lines and access to the public debt markets through commercial paper and medium-term note programs provide adequate short-term and long-term liquidity.

During the first quarter of 1997, Honeywell established Kenwood Properties Inc., a wholly-owned real estate investment trust subsidiary, which issued preferred stock to third party investors in exchange for $125 million. The preferred shares were redeemed on July 16, 1997.

Honeywell has entered into various foreign currency exchange contracts and interest rate swaps to manage its net exposure to changes in currency and interest rate fluctuation. At September 28, 1997, the notional amount of outstanding foreign exchange contracts was approximately $1,006.9 million. The amount of hedging gains and losses deferred was not material at September 28, 1997. The notional amount of outstanding interest rate swaps was $1,340.0 million at September 28, 1997.

As of September 28, 1997, Honeywell's credit ratings for long-term and short-term debt were, respectively, A/A-1 by Standard and Poor's Corporation, A/Duff1 by Duff and Phelps Credit Rating Co. and A2/P-1 by Moody's Investors Service, Inc.


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

     None.

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

          None.

                                    SIGNATURE
                                    ---------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   HONEYWELL INC.



Date:    November 12, 1997         By:  /s/ E. D. Grayson
                                     ------------------------------------
                                     E. D. Grayson
                                     Vice President and General Counsel



Date:    November 12, 1997         By:  /s/ P.M. Palazzari
                                     ------------------------------------
                                     P. M. Palazzari
                                     Vice President and Controller
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