Form 10-K
period 1997-12-31
HONEYWELL INC
filed 1998-03-18
CIK 48305

1997
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
   [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1997

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

          Securities registered pursuant to section 12(b) of the act:

                                      Name of each exchange on which
       Title of each class                      registered
----------------------------------  ----------------------------------

Common Stock, par value $1.50 per        New York Stock Exchange
  share

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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    Based on the closing sales price of $75.625 on February 20, 1998, the aggregate market value of the voting stock held by nonaffiliates of the registrant was $9,515,691,983.

    As of February 20, 1998, the number of shares outstanding of the registrant's common stock, par value $1.50 per share, was 126,307,784 shares.

                  DOCUMENTS INCORPORATED IN PART BY REFERENCE

Incorporated Documents                                    Location in Form 10-K
--------------------------------------------------------  ---------------------
Honeywell Notice of 1998 Annual Meeting and Proxy               Part III
Statement

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

    Honeywell Inc., a Delaware corporation incorporated in 1927, is a Minneapolis-based international controls company that supplies automation and control systems, components, software, products and services for homes and buildings, industry, and space and aviation. The purpose of the company is to develop and supply advanced-technology products, systems and services that conserve energy and protect the environment, improve productivity, enhance comfort and increase safety.

                          INDUSTRY SEGMENT INFORMATION

    Honeywell's businesses are classified by management into three primary industry segments: (i) Home and Building Control, (ii) Industrial Control, and
(iii) Space and Aviation Control. Financial information relating to these industry segments is set forth in Part II, Item 6 at page 13.

HOME AND BUILDING CONTROL

    Honeywell's Home and Building Control segment provides products and services intended to create efficient, safe, comfortable environments. These products and services include controls for heating, ventilation, humidification and air-conditioning equipment; security and fire alarm systems; home automation systems; energy-efficient lighting controls; building management systems and services; and home comfort consumer products.

    Home and Building Control manufactures, markets and installs mechanical, pneumatic, electrical and electronic control products and systems for heating, ventilation and air conditioning in homes, and commercial, industrial and public buildings. These systems, which may be generic or specifically designed for each application, may include panels and control systems to centralize mechanical and electrical functions.

    Home and Building Control also produces building management systems for commercial buildings, and controls for a variety of applications, including: burner and boiler, lighting, thermostatic radiators, pressure regulators for water systems, thermostats, actuators, humidistats, relays, contactors, transformers, air-quality products, and gas valves and ignition controls for homes and commercial buildings. Sales of these products are made directly to original equipment manufacturers, including manufacturers of heating and air conditioning equipment; and through wholesalers, distributors, dealers, contractors, hardware stores, home-care centers and Honeywell's nationwide sales and service organization. In addition, Home and Building Control produces standalone consumer products such as fans, heaters, humidifiers, and air and water filtration products. These products are sold through retailers such as hardware stores and home-care centers.

    Home and Building Control provides indoor air-quality services, and central-station burglary and fire protection services for homes and commercial buildings; video surveillance, and access control and entry management services for commercial buildings; contract maintenance services for commercial building mechanical and control systems; automated management of building operations for building complexes; and energy management and energy retrofit services.

INDUSTRIAL CONTROL

    Honeywell's Industrial Control segment serves the automation and control needs of its worldwide industrial customers by supplying products, systems and services ranging from sensors to integrated systems designed for specific applications, to help customers improve productivity and meet increasingly stringent environmental and safety requirements.

    Industrial Control provides process control systems, and associated application software and services to customers in a broad range of markets, including process industries such as: refining oil and gas, petrochemical, bulk and fine chemical, pulp-and-paper; as well as the electric utility, food and consumer goods, pharmaceutical, metals and transportation industries. Industrial Control has an extensive customer base worldwide, including most of the leading oil refiners, pulp and paper manufacturers and chemical companies.

    Industrial Control also designs and manufactures process instruments, process controllers, recorders, programmers, programmable controllers, transmitters and other field instruments, that may be sold as stand-alone products or integrated into control systems. These products are generally used in indicating, recording and automatically controlling process variables in manufacturing processes.

    Under the MICRO SWITCH trademark, Industrial Control manufactures solid-state sensors (including position, pressure, airflow, temperature and current sensors), sensor interface devices, manual controls, explosion-proof switches and precision snap-acting switches, photoelectric and mercury switches, and lighted/unlighted pushbuttons. These products are used in industrial, commercial and business equipment, and in consumer, medical, automotive, aerospace and computer applications.

    Other Industrial Control products include optoelectronic devices, and fiber-optic systems and components, as well as microcircuits, sensors, transducers, and high-accuracy noncontact measurement and detection products for factory automation, quality inspection and robotics applications.

    Industrial Control also furnishes industrial customers with: product and component testing services; project management, engineering and installation services; instrument maintenance, repair and calibration services; various contract services for industrial control equipment, including third-party maintenance for CAD/CAM and other industrial control equipment; advanced control, networking and optimization services; as well as training, customized products for customer applications and a range of other customer support services.

    Industrial Control services are generally sold directly to users on a monthly or annual contract basis. Products are customarily sold on a delivered, supervised or installed basis directly to end users, equipment manufacturers and contractors, or through third-party channels such as distributors and systems houses.

SPACE AND AVIATION CONTROL

    Honeywell's Space and Aviation Control segment supplies a full-line of avionics for the commercial, military and space markets. The company designs, manufactures, services and markets a variety of sophisticated electronic control systems and components for commercial and business aircraft, military aircraft and spacecraft.

    Products manufactured for aircraft use include: integrated avionics systems, ring laser gyro-based inertial flight reference systems, navigation and guidance systems, flight control systems, flight management systems, severe weather avoidance systems, inertial sensors, air data computers, radar altimeters, automatic test equipment, cockpit display systems, and other communication and flight instrumentation.

    Space and Aviation Control products and services have been involved in every major U.S. space mission since the mid-1960s. These products and services include guidance systems for launch and re-entry vehicles, flight and engine control systems for manned spacecraft, precision components for strategic missiles, surveillance and warning systems, and on-board data processing. Other products include spacecraft attitude and positioning systems, and precision pointing and isolation systems.

    Space and Aviation Control's avionics have been purchased by leading airframe manufacturers for use in aircraft throughout the world, including: the Boeing 777, the McDonnell Douglas MD-11 and MD 90, the GulfStream IV and V, the Cessna Citation X, the Bombardier Global Express; and by international, national and regional airlines. In the military and space markets, where customers include NASA, prime U.S. defense contractors and the U.S. Department of Defense, Space and Aviation Control solutions are found on key platforms, including the F-15 and the F-16 military jets, and Space Station Alpha.

    Space and Aviation Control products are sold through an integrated international marketing organization, with customer service centers providing international service for commercial and business aviation users.

OTHER PRODUCTS

    In addition to the three segments described above, Honeywell has two research and development operations that promote technology and products to both external customers and operating units.

    The Honeywell Technology Center provides systems analysis, and applied research and development on systems and products, including, application software, sensors and advanced electronics.

    Solid State Electronics Center, a semiconductor facility in Minnesota, designs and manufactures integrated circuits and sensors for Honeywell, government customers and selected external customers.

    Honeywell, through its operations in Germany, develops, markets and sells to European countries, among other things, military avionics, and electro-optic devices for flight control and nautical systems, including sonar transducers and echo sounders.

                              GENERAL INFORMATION

RAW MATERIALS

    Honeywell experienced no significant or unusual problems in the purchase of raw materials and commodities in 1997. Although it is impossible to predict what effects shortages or price increases may have in the future, at present management has no reason to believe a shortage of raw materials will cause any material adverse impact during 1998.

PATENTS, TRADEMARKS, LICENSES AND DISTRIBUTION RIGHTS

    Honeywell owns, or is licensed under, a large number of patents, patent applications and trademarks acquired over a period of many years, which relate to many of its products or improvements thereon and are of importance to its business. From time to time, new patents and trademarks are obtained, and patent and trademark licenses and rights are acquired from others. In addition, Honeywell has distribution rights of varying terms in a number of products and services produced by other companies. In the judgment of management, such rights are adequate for the conduct of the business being done by Honeywell. See Item 3 at page 8 for information concerning litigation relating to patents in which Honeywell is involved.

SEASONALITY

    Although Honeywell's core businesses are not seasonal in the traditional sense, revenues and earnings have tended to concentrate to some degree in the fourth quarter of each calendar year, reflecting the tendency of customers to increase ordering and spending for capital goods late in the year.

MAJOR CUSTOMER

    Honeywell provides products and services to the United States government as a prime contractor or subcontractor, the majority of which are described under the heading "Space and Aviation Control" on page 2. Such business is significant because of its volume and its contribution to Honeywell's technical capabilities, but Honeywell's dependence upon individual programs is minimized by the large variety of products and services it provides. Contracts and subcontracts for all of such sales are subject to standard provisions permitting the government to terminate for convenience or default.

BACKLOG

    The total dollar amount of backlog of Honeywell's orders believed to be firm was approximately $4,244 million at December 31, 1997, and $3,919 million at December 31, 1996. All but approximately $902 million of the 1997 backlog is expected to be delivered within the current fiscal year. Backlog is not a reliable indicator of Honeywell's future revenues because a substantial portion of backlog represents the value of orders that can be canceled at the customer's option.

COMPETITION

    Honeywell is subject to active competition in substantially all product and service areas. Competitors generally are engaged in business on a national or an international scale. Honeywell is the largest producer of control systems and products used to regulate and control heating and air conditioning in commercial buildings, and of systems to control industrial processes worldwide. Honeywell is also a leading supplier of commercial aviation, space and avionics systems. Honeywell's automation and control businesses compete worldwide, supported by a strong distribution network with manufacturing and/or marketing capabilities, for at least a portion of these businesses, in 95 countries.

    Competitive conditions vary widely among the thousands of products and services provided by Honeywell, and vary as well from country to country. Markets, customers and competitors are becoming more international in their outlook. In those areas of environmental and industrial components and controls where sales are primarily to equipment manufacturers, price/performance is probably the most significant competitive factor, but customer service and applied technology are also important. Competition is increasingly being applied to government procurements to improve price and product performance. In service businesses, quality, reliability and promptness of service are the most important competitive factors. Service must be offered from many areas because of the localized nature of such businesses. In engineering, construction, consulting and research activities, technological capability and a record of proven reliability are generally the principal competitive factors. Although in a small number of highly specialized products and services Honeywell may have relatively few significant competitors, in most markets there are many competitors.

RESEARCH AND DEVELOPMENT

    During 1997, Honeywell spent approximately $769.1 million on research and development activities, including $322.5 million in customer-funded research relating to the development of new products or services, or the improvement of existing products or services. Honeywell spent $694.7 million in 1996 and $659.8 million in 1995, on research and development activities, including $341.4 million and $336.6 million, respectively, in customer-funded research.

ENVIRONMENTAL PROTECTION

    Compliance with current federal, state and local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had, and in the opinion of management will not have, a material effect on Honeywell's financial position, net income, capital expenditures or competitive position. See Item 7 at page 16 for further information concerning environmental matters.

EMPLOYEES

    Honeywell employed approximately 57,500 persons in total operations as of December 31, 1997.

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

    Financial information related to geographic areas is included in Note 19 to the financial statements in Part II, Item 8 at page 48.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

                                                                                               POSITION HELD    AGE AT
           NAME                                           OFFICE                                   SINCE        3/1/98
---------------------------  ----------------------------------------------------------------  -------------  -----------
M. R. Bonsignore (1)         Chairman of the Board and Chief Executive Officer                        1993            56

G. Ferrari (2)               President and Chief Operating Officer                                    1997            58

J. K. Gilligan (3)           President, Solutions and Services Business, Home and Building            1997            43
                             Control

E. D. Grayson (4)            Vice President and General Counsel                                       1992            59

W. M. Hjerpe (5)             President, Honeywell Europe                                              1997            46

P. M. Palazzari (6)          Vice President and Controller                                            1994            50

J. T. Porter (7)             Vice President and Chief Administrative Officer                          1996            46

D. K. Schwanz (8)            President, Space and Aviation Control                                    1997            53

L. W. Stranghoener (9)       Vice President and Chief Financial Officer                               1997            43

M. I. Tambakeras (10)        President, Industrial Control                                            1997            46

A. Weiss (11)                President, Products Business, Home and Building Control                  1997            46

    Officers are elected by the Board of Directors to terms of one year and until their successors are elected and qualified.

------------------------

(1) Mr. Bonsignore was elected to this position effective April 20, 1993.

(2) Mr. Ferrari was elected to this position effective April 15, 1997. From January 1992 to March 1997, he was President, Honeywell Europe S.A.

(3) Mr. Gilligan was elected to this position effective September 16, 1997. From May 1994 to September 1997, he was Vice President and General Manager of Honeywell Home and Building Control's North American Region. From October 1992 to May 1994, he was Vice President of the Building Control business in Europe.

(4) Mr. Grayson was elected to this position effective April 1, 1992.

(5) Mr. Hjerpe was elected to this position effective March 1, 1997. From October 1994 to January 1997, he was Vice President and Chief Financial Officer of the company. From February 1992 to October 1994, he was Vice President and Controller of the company.

(6) Mr. Palazzari was elected to this position effective October 16, 1994. From May 1993 to October 1994, he was Vice President, Finance, Home and Building Control.

(7) Mr. Porter was elected to this position effective January 1, 1998. From May 1993 to December 1997, he was Corporate Vice President, Human Resources.

(8) Mr. Schwanz was elected to this position effective January 1, 1997. From September 1993 to December 1996, he was Vice President and General Manager of Space and Aviation Control's Air Transport Systems division. From March 1992 to August 1993, he was Vice President of Marketing for Air Transport Systems.

(9) Mr. Stranghoener was elected to this position effective February 1, 1997. From March 1996 to January 1997, he was Vice President, Business Development. From July 1993 to February 1996, he was Vice President, Finance, Industrial Automation and Control. From April 1992 to June 1993, he was Director, Corporate Financial Planning and Business Analysis.

(10) Mr. Tambakeras was elected to this position effective February 1, 1997. From February 1995 to January 1997, he was President, Industrial Automation and Control. From January 1992 to February 1995, he was President, Honeywell Asia Pacific.

(11) Mr. Weiss was elected to this position effective September 16, 1997. From January 1991 to September 1997, he was Vice President, Home and Building Control Europe.

ITEM 2.  PROPERTIES

    Honeywell and its subsidiaries operate facilities worldwide comprising approximately 18,716,800 square feet of space for use as manufacturing, office and warehouse space, of which approximately 10,644,950 square feet is owned and approximately 8,071,850 square feet is leased. In the judgment of management, the facilities used by Honeywell are adequate and suitable for the purposes they serve.

    Facilities allocated for corporate use in the United States, including sales offices, comprise approximately 1,391,500 square feet of space, of which approximately 1,342,000 square feet is owned and approximately 49,500 square feet is leased. These figures include Honeywell's principal executive offices in Minneapolis, Minnesota which comprise approximately 957,400 square feet, all of which is owned.

    A summary of properties held by each segment of Honeywell is set forth below, showing major plants, their location, size and type of holding. The descriptions include approximately 714,500 square feet of space owned or leased by Honeywell's operations in the United States that has been leased or subleased to third parties. In addition, approximately 3,632,000 square feet of previously leased space in the United States is under assignment to third parties (including 2,009,800 square feet, 435,000 square feet and 60,800 square feet which is assigned to Alliant Techsystems Inc., Federal Systems Inc. and Bull HN Information Systems, Inc., respectively, all of which were formerly affiliates of the company).

HOME AND BUILDING CONTROL

    Home and Building Control occupies approximately 3,197,400 square feet of space for operations in the United States, of which approximately 1,396,300 square feet is owned and approximately 1,801,100 square feet is leased.

    Outside the United States, Home and Building Control operations occupy approximately 3,372,600 square feet, of which approximately 1,029,350 square feet is owned and approximately 2,343,250 square feet is leased. Principal facilities operated outside the United States are located in Canada, China, Germany, The Netherlands, the United Kingdom and Australia.

    Facilities in the United States comprising 300,000 square feet or more are listed below.

                                                                APPROXIMATE   OWNED OR
        LOCATION                 MAJOR USE OF FACILITY          SQUARE FEET    LEASED
------------------------  ------------------------------------  ------------  ---------
Golden Valley, Minn.      Manufacturing                           1,185,300     Owned
Memphis, Tenn.            Warehouse/Distribution Center             500,000    Leased

INDUSTRIAL CONTROL

    Industrial Control occupies approximately 3,422,800 square feet of space for operations in the United States, of which approximately 2,640,300 square feet is owned and approximately 782,500 square feet is leased.

    Outside the United States, Industrial Control operations occupy approximately 2,806,650 square feet, of which approximately 1,018,700 square feet is owned and approximately 1,787,950 square feet is leased. Principal facilities operated outside the United States are located in the United Kingdom, Australia, Canada, Switzerland, France, Germany, Belgium and The Netherlands.

    Facilities in the United States comprising 300,000 square feet or more are listed below.

                      MAJOR USE OF     APPROXIMATE   OWNED OR
    LOCATION            FACILITY       SQUARE FEET    LEASED
-----------------  ------------------  ------------  ---------
Cupertino, Ca.     Office                  360,000     Owned
Freeport, Ill.     Manufacturing           365,000     Owned
Freeport, Ill.     Office                  316,000     Owned
Phoenix, Az.       Manufacturing           550,000     Owned

SPACE AND AVIATION CONTROL

    Space and Aviation Control occupies approximately 4,419,800 square feet of space for operations in the United States, of which approximately 3,179,300 square feet is owned and approximately 1,240,500 square feet is leased.

    Outside the United States, Space and Aviation Control operations occupy approximately 106,050 square feet, of which approximately 39,000 square feet is owned and approximately 67,050 square feet is leased. Principal facilities operated outside the United States are located in Canada, the United Kingdom, France and Germany.

    Facilities in the United States comprising 300,000 square feet or more are listed below.

                            MAJOR USE OF     APPROXIMATE   OWNED OR
       LOCATION               FACILITY       SQUARE FEET    LEASED
-----------------------  ------------------  ------------  ---------
Albuquerque, N.M.        Manufacturing           526,600     Owned
Clearwater, Fla.         Manufacturing           914,800     Owned
Minneapolis, Minn.       Manufacturing           550,000     Owned
Phoenix, Ariz.           Manufacturing           939,000     Owned
St. Petersburg, Fla.     Manufacturing           304,000    Leased

ITEM 3.  LEGAL PROCEEDINGS

    On March 13, 1990, Litton Systems, Inc. filed a legal action against Honeywell in U.S. District Court, Central District of California, Los Angeles, (the "trial court") with claims that were subsequently split into two separate cases. One alleges patent infringement under federal law for using an ion-beam process to coat mirrors incorporated in Honeywell's ring laser gyroscopes, and tortious interference under state law for interfering with Litton's prospective advantage with customers and contractual relationships with an inventor and his company, Ojai Research, Inc. The other case alleges monopolization and attempted monopolization under federal antitrust laws by Honeywell in the sale of inertial reference systems containing ring laser gyroscopes into the commercial aircraft market. Honeywell generally denied Litton's allegations in both cases. In the patent/tort case, Honeywell also contested the validity as well as the infringement of the patent, alleging, among other things, that the patent had been obtained by Litton's inequitable conduct before the United States Patent and Trademark Office.

    PATENT/TORT CASE

    U.S. District Court Judge Mariana Pfaelzer presided over the patent infringement and tortious interference trial and on August 31, 1993, a jury returned a verdict in favor of Litton, awarding damages against Honeywell in the amount of $1.2 billion. Honeywell filed post-trial motions contesting the verdict and damage award. On January 9, 1995, the trial court set them aside, ruling, among other things, that the Litton patent was invalid due to obviousness, unenforceable because of Litton's inequitable conduct before the Patent and Trademark Office, and in any case, not infringed by Honeywell's current process. It further ruled that the state tort claims were not supported by sufficient evidence. The trial court also held that if its rulings concerning liability were vacated or reversed on appeal, Honeywell should be granted a new trial on the issue of damages because the jury's award was inconsistent with the clear weight of the evidence and based upon a speculative damage study.

    Litton appealed to the U.S. Court of Appeals for the Federal Circuit (the "Federal Circuit"), and on July 3, 1996, in a two to one split decision, a three judge panel of that court reversed the trial court's rulings of patent invalidity, unenforceability and non-infringement, and also found Honeywell to have violated California law by intentionally interfering with Litton's consultant contracts and customer prospects. However, the panel upheld two trial court rulings favorable to Honeywell, namely that Honeywell was entitled to a new trial for damages on all claims and also to a grant of intervening patent rights which are to be defined and quantified by the trial court. After unsuccessfully requesting an "en banc" rehearing of the panel's decision by the full Federal Circuit appellate court, Honeywell filed a petition for "certiorari" with the U.S. Supreme Court on November 26, 1996, seeking review of the panel's decision. In the interim, Litton filed a motion and briefs with the trial court seeking injunctive relief. After Honeywell and certain aircraft manufacturers filed briefs and made oral arguments opposing the injunction, the trial court denied Litton's motion on public interest grounds on December 23, 1996, and then scheduled the patent/tort damages retrial for May 6, 1997.

    On March 17, 1997, the U.S. Supreme Court granted Honeywell's petition for review in the patent/tort case and vacated the July 3, 1996 Federal Circuit panel decision. The case was then remanded to the Federal Circuit panel for reconsideration in light of a recent decision by the U.S. Supreme Court in the WARNER-JENKINSON V. HILTON DAVIS case, which refined the law concerning patent infringement under the doctrine of equivalents. On March 21, 1997, Litton also filed a notice of appeal to the Federal Circuit of the trial court's December 23, 1996 decision to deny injunctive relief, but the Federal Circuit stayed any briefing or consideration of that matter until such time as it completes the reconsideration of liability issues ordered by the U.S. Supreme Court.

    Following the submission of briefs, the parties argued the liability issues before the same three judge Federal Circuit panel on September 30, 1997, and that panel has not indicated when it will issue a decision. The panel could rule, in whole or in part, for Honeywell or in favor of Litton, and any such ruling could be subject to further appeal by either party. The damages only retrial for the patent and tort claims, originally scheduled to commence in May 1997, was postponed indefinitely pending the decision of the Federal Circuit on liability. Before that postponement occurred Litton had submitted a revised damage study to the trial court, seeking damages as high as $1.9 billion. Honeywell believes that Litton's damage study remains flawed and speculative for a number of reasons, and depending upon the outcome of the appeal concerning liability, it may be necessary for Litton to further revise its study.

    It is not possible at this time to predict the outcome of appeals in this case, or the verdict in any retrial which may occur thereafter, but certain potential judgments could be material to Honeywell. Honeywell believes, however, that any award of damages for infringement or interference should be based upon a reasonable royalty reflecting the value of the ion-beam coating process, and further that such an award would not be material to Honeywell's financial position or results of operations. No provision has been made in the financial statements with respect to this contingent liability.

    ANTITRUST CASE

    Preparations for, and conduct of, the antitrust case have generally followed the completion of comparable proceedings in the patent/tort case. Trial did not begin in the antitrust case until November 20, 1995. Judge Pfaelzer also presided over this trial, but it was held before a different jury. At the close of evidence and before jury deliberations began, the trial court dismissed, for failure of proof,

Litton's contentions that Honeywell had illegally monopolized and attempted to monopolize by engaging in below-cost predatory pricing; tying and bundling product offerings under packaged pricing; misrepresenting its products and disparaging Litton products; and acquiring the Sperry Avionics business in 1986. On February 2, 1996, the case was submitted to the jury on the remaining allegations that Honeywell had illegally monopolized and attempted to monopolize by entering into certain long-term exclusive dealing and penalty arrangements with aircraft manufacturers and airlines to exclude Litton from the commercial aircraft market, and by failing to provide Litton with access to proprietary software used in the cockpits of certain business jets. On February 29, 1996, the jury returned a $234 million single damages verdict against Honeywell for illegal monopolization which verdict would have been automatically trebled. On March 1, 1996, the jury indicated that it was unable to reach a verdict on damages for attempted monopolization, and a mistrial was declared as to that claim.

    Honeywell subsequently filed a motion for judgment as a matter of law and a motion for a new trial, contending, among other things, that the jury's partial verdict should be overturned because Honeywell was prejudiced at trial, and Litton failed to prove essential elements of liability or submit competent evidence to support its speculative, all-or-nothing $298.5 million damage claim. Litton filed a motion for entry of judgment and a motion for injunctive relief. On July 24, 1996, the trial court denied Honeywell's alternative motions for judgment as a matter of law or a complete new trial, but concluded that Litton's damage study was seriously flawed and granted Honeywell a retrial on damages only. The court also denied Litton's two motions. At that time, Judge Pfaelzer was expected to conduct the retrial of antitrust damages sometime following the retrial of patent/tort damages. These retrials will be held before two new, and different, juries. However, after the U.S. Supreme Court remanded the patent/tort case to the Federal Circuit in March 1997, Litton moved to have the trial court expeditiously schedule the antitrust damages retrial. In September 1997, the trial court rejected that motion, indicating that it wished to know the outcome of the current patent/tort appeal before scheduling retrials of any type.

    Honeywell believes there are questions concerning the identity and nature of the business arrangements and conduct which were found by the antitrust jury in 1996 to be anti-competitive and damaging to Litton, and that consequently any damages retrial will also require a reappraisal of liability in some respects by the next antitrust jury. Following this retrial, Honeywell will have the right to appeal the eventual judgment, as to both liability and damages, to the U.S. Court of Appeals for the Ninth Circuit. As a result of the uncertainty regarding the outcome of this matter, no provision has been made in the financial statements with respect to this contingent liability. Honeywell further believes that it would be inappropriate for Litton to obtain recovery of the same damages, e.g. losses it suffered due to Honeywell's sales of ring laser gyroscope-based inertial systems to OEMs and airline customers, under multiple legal theories and claims, and that eventually no duplicative recovery will be permitted in and among the patent/tort and antitrust cases.

    In the fall of 1996, Litton and Honeywell commenced a court ordered mediation of the patent, tort and antitrust claims. No claim was resolved or settled, and the mediation is currently in recess.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the fourth quarter of 1997.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREOWNER MATTERS

    The principal U.S. market for Honeywell's common stock is the New York Stock Exchange. Dividends are paid by Honeywell on its common stock on a quarterly basis. The high and low sales prices for Honeywell's common stock, within the two most recent fiscal years, as reported by the consolidated transaction reporting system, as well as quarterly dividends paid by Honeywell during such period, are as follows:

                                               COMMON STOCK PRICE
                                                 (NEW YORK STOCK
                                               EXCHANGE COMPOSITE)
                                             -----------------------     DIVIDENDS
                                               HIGH          LOW         PER SHARE
                                             ---------    ----------    -----------
1997   First Quarter......................   $ 76 5/8     $ 63 7/8         $ .27
       Second Quarter.....................     78 3/4       65 1/2           .27
       Third Quarter......................     80 3/8       66 7/16          .27
       Fourth Quarter.....................     76 3/16      64 15/16         .28

1996   First Quarter......................   $ 57 1/2     $ 44 3/8         $ .26
       Second Quarter.....................     56 5/8       49 3/8           .26
       Third Quarter......................     65 7/8       48 1/4           .27
       Fourth Quarter.....................     69 7/8       59 7/8           .27

    Information regarding Honeywell's share repurchase plans is set forth in
Part II, Item 7 at page 23.

    Shareowners of record on February 20, 1998 totaled 30,850, excluding individual participants in security position listings.

ITEM 6. SELECTED FINANCIAL DATA

                        HONEYWELL INC. AND SUBSIDIARIES
           (DOLLARS AND SHARES IN MILLIONS EXCEPT PER SHARE AMOUNTS)

                                                             1997        1996        1995        1994        1993        1992
                                                           --------    --------    --------    --------    --------    --------
Results of Operations
  Sales................................................    $8,027.5    $7,311.6    $6,731.3    $6,057.0    $5,963.0    $6,222.6
    Sales growth rate..................................         9.8%        8.6%       11.1%        1.6%       (4.2)%       0.5%
                                                           --------    --------    --------    --------    --------    --------
  Cost of sales........................................     5,425.1     4,975.4     4,584.2     4,082.1     4,019.6     4,195.3
  Research and development.............................       446.6       353.3       323.2       319.0       337.4       312.6
  Selling, general and administrative..................     1,359.4     1,313.1     1,263.1     1,173.8     1,075.7     1,196.8
  Litigation settlements (1)...........................                                                       (32.6)     (287.9)
  Special charges......................................        90.7                                62.7        51.2       128.4
  Interest -- net......................................        92.5        72.9        68.9        60.2        51.0        58.5
  Gain on sale of businesses...........................       (77.1)
  Equity income........................................       (12.9)      (13.3)      (13.6)      (10.5)      (17.8)      (15.8)
                                                           --------    --------    --------    --------    --------    --------
                                                            7,324.3     6,701.4     6,225.8     5,687.3     5,484.5     5,587.9
                                                           --------    --------    --------    --------    --------    --------
  Income from continuing operations before income
   taxes...............................................       703.2       610.2       505.5       369.7       478.5       634.7
  Provision for income taxes (2).......................       232.2       207.5       171.9        90.8       156.3       234.8
                                                           --------    --------    --------    --------    --------    --------
  Income from continuing operations....................       471.0       402.7       333.6       278.9       322.2       399.9
  Extraordinary item (3)...............................                                                                    (8.6)
  Cumulative effect of accounting changes (4)..........                                                                  (144.5)
                                                           --------    --------    --------    --------    --------    --------
  Net income...........................................    $  471.0    $  402.7    $  333.6    $  278.9    $  322.2    $  246.8
                                                           --------    --------    --------    --------    --------    --------
                                                           --------    --------    --------    --------    --------    --------
    Net income growth rate.............................        17.0%       20.7%       19.6%      (13.4)%      30.6%      (25.5)%
Basic Earnings Per Common Share
  Continuing operations................................    $   3.71    $   3.18    $   2.62    $   2.15    $   2.40    $   2.88
  Extraordinary item (3)...............................                                                                   (0.06)
  Cumulative effect of accounting changes (4)..........                                                                   (1.04)
                                                           --------    --------    --------    --------    --------    --------
  Net income...........................................    $   3.71    $   3.18    $   2.62    $   2.15    $   2.40    $   1.78
                                                           --------    --------    --------    --------    --------    --------
                                                           --------    --------    --------    --------    --------    --------
    Basic earnings per share growth rate...............        16.7%       21.4%       21.9%      (10.4)%      34.8%      (24.3)%
  Diluted Earnings Per Common Share....................    $   3.65    $   3.11    $   2.58    $   2.15    $   2.38    $   1.76
    Diluted earnings per share growth rate.............        17.4%       20.5%       20.0%       (9.7)%      35.2%      (24.1)%
  Cash Dividends Per Common Share......................    $   1.09    $   1.06    $   1.01    $   0.97    $   0.91    $   0.84
    Dividend growth rate...............................         2.8%        5.0%        4.1%        6.6%        8.3%        9.1%
Financial Position
  Current assets.......................................    $3,258.2    $2,981.2    $2,766.9    $2,649.4    $2,550.2    $2,707.8
  Current liabilities..................................    $2,318.9    $2,066.9    $2,022.5    $2,071.8    $1,856.1    $1,969.2
                                                           --------    --------    --------    --------    --------    --------
  Working capital......................................    $  939.3    $  914.3    $  744.4    $  577.6    $  694.1    $  738.6
                                                           --------    --------    --------    --------    --------    --------
                                                           --------    --------    --------    --------    --------    --------
  Current ratio........................................         1.4         1.4         1.4         1.3         1.4         1.4
  Short-term debt......................................    $  146.4    $  252.4    $  312.4    $  360.6    $  187.9    $  188.4
  Long-term debt.......................................    $1,176.8    $  715.3    $  481.0    $  501.5    $  504.0    $  512.1
                                                           --------    --------    --------    --------    --------    --------
  Total debt...........................................    $1,323.2    $  967.7    $  793.4    $  862.1    $  691.9    $  700.5
  Shareowners' equity..................................    $2,389.2    $2,204.9    $2,040.1    $1,854.7    $1,773.0    $1,790.4
                                                           --------    --------    --------    --------    --------    --------
  Capitalization.......................................    $3,712.4    $3,172.6    $2,833.5    $2,716.8    $2,464.9    $2,490.9
                                                           --------    --------    --------    --------    --------    --------
                                                           --------    --------    --------    --------    --------    --------

------------------------------

(1) In 1993, the settlement of the lawsuits against Unisys Corporation and other parties in connection with Honeywell's 1986 purchase of the Sperry Aerospace Group resulted in a gain of $22.4. Litigation settlements in 1993 and 1992 in the amounts of $10.2 and $287.9, respectively, are one-time settlements, after associated expenses, reached with various camera manufacturers for their use of Honeywell's patented automatic focus camera technology.

(2) Financial Accounting Standard No. 96, "Accounting for Income Taxes," was adopted in 1988 and had the effect of increasing the Provision for Taxes and the net loss by approximately $20.0 (0.12 per share).

(3) Extraordinary item resulting from the loss on early redemption of debt.

(4) The cumulative effect of accounting changes is the result of adopting Statement of Financial Accounting Standards (SFAS) No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," which reduced net income by $151.3 ($1.09 per share); SFAS No. 109, "Accounting for Income Taxes," which increased net income by $31.4 ($0.23 per share); and SFAS No. 112, "Employers' Accounting for Postemployment Benefits," which reduced net income by $24.6 ($0.18 per share).

                        HONEYWELL INC. AND SUBSIDIARIES
           (DOLLARS AND SHARES IN MILLIONS EXCEPT PER SHARE AMOUNTS)

                                                      1997       1996       1995       1994       1993       1992
                                                    ---------  ---------  ---------  ---------  ---------  ---------
Sales
  Home and Building Control.......................  $ 3,386.6  $ 3,327.1  $ 3,034.7  $ 2,664.5  $ 2,424.3  $ 2,393.6
  Industrial Control..............................    2,547.1    2,199.6    2,035.9    1,835.3    1,691.5    1,743.9
  Space and Aviation Control......................    1,956.9    1,640.0    1,527.4    1,432.0    1,674.9    1,933.1
  Other...........................................      136.9      144.9      133.3      125.2      172.3      152.0
                                                    ---------  ---------  ---------  ---------  ---------  ---------
  Total sales.....................................  $ 8,027.5  $ 7,311.6  $ 6,731.3  $ 6,057.0  $ 5,963.0  $ 6,222.6
                                                    ---------  ---------  ---------  ---------  ---------  ---------
                                                    ---------  ---------  ---------  ---------  ---------  ---------
Operating Profit (1)(2)(3)
  Home and Building Control.......................  $   290.2  $   345.8  $   308.6  $   236.5  $   232.7  $   193.4
  Industrial Control..............................      309.2      254.9      233.8      206.6      189.7      156.9
  Space and Aviation Control......................      255.7      163.3      127.6       80.9      148.1      175.8
  Other...........................................       18.8        6.2        2.8                  (1.8)      (9.5)
                                                    ---------  ---------  ---------  ---------  ---------  ---------
  Total operating profit..........................      873.9      770.2      672.8      524.0      568.7      516.6
  Operating profit as a percent of sales..........       10.9%      10.5%      10.0%       8.7%       9.5%       8.3%
  Interest expense................................     (101.9)     (81.4)     (83.3)     (75.5)     (68.0)     (89.9)
  Litigation settlements..........................                                                   32.6      287.9
  Equity income...................................       12.9       13.3       13.6       10.5       17.8       15.8
  General corporate expense.......................      (81.7)     (91.9)     (97.6)     (89.3)     (72.6)     (95.7)
                                                    ---------  ---------  ---------  ---------  ---------  ---------
  Income before income taxes......................  $   703.2  $   610.2  $   505.5  $   369.7  $   478.5  $   634.7
                                                    ---------  ---------  ---------  ---------  ---------  ---------
                                                    ---------  ---------  ---------  ---------  ---------  ---------
Assets
  Home and Building Control.......................  $ 2,179.4  $ 2,144.3  $ 1,727.2  $ 1,529.8  $ 1,327.3  $ 1,302.4
  Industrial Control..............................    2,047.2    1,376.1    1,307.2    1,273.3    1,059.8    1,057.5
  Space and Aviation Control......................    1,065.6    1,037.3      971.1    1,174.9    1,219.6    1,403.6
  Corporate and Other.............................    1,119.2      935.6    1,054.7      907.9      991.4    1,106.6
                                                    ---------  ---------  ---------  ---------  ---------  ---------
  Total assets....................................  $ 6,411.4  $ 5,493.3  $ 5,060.2  $ 4,885.9  $ 4,598.1  $ 4,870.1
                                                    ---------  ---------  ---------  ---------  ---------  ---------
                                                    ---------  ---------  ---------  ---------  ---------  ---------
Additional information
  Average number of common shares outstanding.....      127.1      126.6      127.1      129.4      134.2      138.5
  Return on average shareowners' equity...........       20.8%      19.7%      17.1%      15.6%      18.4%      13.8%
  Shareowners' equity per average common share....  $   18.80  $   17.44  $   16.09  $   14.57  $   13.48  $   13.10
  Price/Earnings ratio (4)........................       18.5       20.7       18.6       14.7       14.3       11.5
  Percent of debt to total capitalization.........         36%        31%        28%        32%        28%        28%
  Research and development
    Honeywell-funded..............................  $   446.6  $   353.3  $   323.2  $   319.0  $   337.4  $   312.6
    Customer-funded...............................  $   322.5  $   341.4  $   336.6  $   340.5  $   404.8  $   390.5
  Capital expenditures............................  $   298.3  $   296.5  $   238.1  $   262.4  $   232.1  $   244.1
  Depreciation and amortization...................  $   319.6  $   287.5  $   292.9  $   287.4  $   284.9  $   292.7
  Employees at year-end...........................     57,500     53,000     50,100     50,800     52,300     55,400

--------------------------

(1) Operating profit in 1997 includes $77.1 gain on sale of businesses as follows: Home and Building Control, $5.7 and Industrial Control, $71.4.

(2) Operating profit is net of special charges amounting to $90.7, $62.7, $51.2 and $128.4 in 1997, 1994, 1993 and 1992, respectively, as follows: Home and Building Control, $46.9, $28.7, $9.9 and $42.7; Industrial Control, $40.8, $14.4, $9.0 and $38.6; Space and Aviation Control, $0.0, $19.6, $7.4 and
    $34.9; Other, $3.0, $0.0, $16.4 and $2.6; and General Corporate Expense, $0.0, $0.0, $8.5 and $9.6.

(3) Operating profit is net of the additional operating expense impact of adopting SFAS 106 and SFAS 112 amounting to $16.4 and $3.8, respectively, in 1992 as follows: Home and Building Control, $4.3 and $1.0; Industrial Control, $4.0 and $0.9; Space and Aviation Control, $7.0 and $1.6; Other, $0.5 and $0.1; and General Corporate Expense, $0.6 and $0.2.

(4) Price/Earnings ratio calculated using earnings from continuing operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   OPERATIONS

SALES

    Honeywell's sales increased 10 percent to $8.028 billion in 1997, compared with $7.312 billion in 1996 and $6.731 billion in 1995. The 1997 sales growth was negatively affected by three percent due to the strengthening of the U.S. dollar relative to the currencies in countries where Honeywell does business. Sales in the United States of $4.844 billion were up eight percent, primarily as a result of increased volume in Space and Aviation Control and Industrial Control. International sales of $3.184 billion increased 19 percent in local currency terms, and 12 percent after consideration of the stronger dollar. U.S. export sales, including exports to foreign affiliates, were $1.165 billion in 1997, compared with $973 million in 1996 and $839 million in 1995.

    In 1997, the deterioration of some Asian economies had a minimal effect on the results of operations. We expect that a continued Asian economic decline would reduce the demand for U.S. exports in 1998 resulting in lower growth rates in Southeast Asia. At this time, the impact of a decline is not quantifiable, but the effect on sales is not anticipated to be material.

COST OF SALES

    Cost of sales was $5.425 billion in 1997, or 67.6 percent of sales, compared with $4.975 billion (68.0 percent) in 1996 and $4.584 billion (68.1 percent) in 1995. In 1997, cost as a percentage of sales decreased due to a mix of higher margin products, primarily in the Space and Aviation business. Cost as a percentage of sales decreased slightly in 1996 compared to 1995 due to improved gross-margins in the commercial Space and Aviation business.

RESEARCH AND DEVELOPMENT

    Honeywell spent $447 million, or 5.6 percent of sales, on research and development in 1997, compared with $353 million (4.8 percent) in 1996 and $323 million (4.8 percent) in 1995. The additional spending in 1997 was a result of increased investment in Industrial Control and Space and Aviation Control as we continue to invest in our market leading technology platforms. Honeywell expects to maintain or slightly decrease its current rate of R&D spending in 1998. Honeywell also received $323 million in funds for customer-funded research and development in 1997, compared with $341 million in 1996 and $337 million in 1995.

OTHER EXPENSES AND INCOME

    Selling, general and administrative expenses were $1.359 billion, or 16.9 percent of sales in 1997, compared with $1.313 billion (18.0 percent) in 1996 and $1.263 billion (18.8 percent) in 1995. Selling, general and administrative expenses have declined almost 200 basis points since 1995 as a result of the continued emphasis on improving processes, automation and productivity. Net interest expense was $93 million in 1997, $73 million in 1996 and $69 million in 1995. Interest expense was 7.8 percent of average debt in 1997, compared with
8.3 and 9.5 percent in 1996 and 1995, respectively. Net interest expense decreased as a percent of average debt in 1997 largely due to lower interest rates on the $550 million of note issuances and Honeywell's practice of managing interest rates through its swap portfolio. Information concerning Honeywell's exposure to, and management of, interest rate risk through the use of derivative financial instruments is provided on page 24 and in Notes 6, 14 and 15 to Financial Statements on pages 37, 40 and 42, respectively.

    Earnings of companies owned 20 percent to 50 percent (primarily Yamatake-Honeywell Co., Ltd.), which are accounted for using the equity method, were $13 million in 1997, $13 million in 1996 and $14 million in 1995.

SPECIAL CHARGES

    In the second half of 1997, Honeywell's management, with the approval of the Board of Directors, committed itself to a plan of action and recorded special charges of $90.7 million intended to reduce operating costs and improve margins. The actions to be undertaken include productivity initiatives and the rationalization of the Honeywell and Measurex product lines. The special charges were recorded by the Home and Building Control business segment ($46.9 million) to maintain competitiveness in a rapidly changing marketplace and the Industrial Control business segment ($40.8 million) to rationalize product lines, R&D facilities, and the work force to streamline the Industrial Automation and Control business after the Measurex integration. An additional $3.0 million of special charges were recorded by an operation included in the Other operating segment.

    Special charges include costs for work force reductions, worldwide facilities consolidations, organizational changes, and other cost accruals. The work force reduction costs of $74.2 million primarily include severance costs related to involuntary termination programs instituted to improve efficiency and reduce costs. Approximately 1,600 employees have been or will be terminated. Facility consolidation costs amounting to $8.3 million are primarily associated with the closing of facilities in California and Germany, and other cost accruals total $8.2 million. For more information on the special charges, see
Note 3 to the Financial Statements on page 35.

SALE OF BUSINESSES

    In September, Honeywell sold the net assets of Industrial Control's solenoid valve business for approximately $102 million, resulting in a gain of $64.3 million. While this business, with its major facilities in Connecticut and Switzerland, made contributions to Honeywell's success over the years, it was not closely aligned with the future strategies and ambitions for the core business. In the fourth quarter of 1997, Honeywell also sold the control valve business of the Industrial Control business segment and a small security monitoring business related to Home and Building Control for approximately $24 million of cash and receivables and a gain of $12.8 million.

INCOME TAXES

    The provision for income taxes was $232 million in 1997 or 33 percent, compared with $208 million in 1996 (34 percent) and $172 million in 1995 (34 percent). The 1997 effective income tax rate was reduced as a result of favorable settlements with the U.S. tax authorities on previously questioned items. Further information about income taxes is provided in Note 5 to the Financial Statements on page 36.

NET INCOME

    Honeywell's net income increased 17 percent in 1997, primarily due to increased sales volume, a mix of higher margin products and lower operating expenses. Net income was $471 million in 1997, compared with $403 million in 1996 and $334 million in 1995. Honeywell achieved a 17 percent increase in its Basic Earnings per Share in 1997 despite an after-tax provision for special charges of $60.8 million ($0.48 per share) and integration expenses associated with over $650 million of acquisitions. These one-time charges were only partially offset by the after-tax gains on the sale of various businesses of $51.7 million ($0.41 per share). Basic and Diluted Earnings per Share were $3.71 and $3.65, respectively, in 1997, compared with $3.18 and $3.11 in 1996 and $2.62 and $2.58 in 1995.

RETURN MEASUREMENTS

    Return on Equity (ROE) was 20.8 percent in 1997, 19.7 percent in 1996 and
17.1 percent in 1995. Return on Investment (ROI) was 14.6 percent in 1997, 15.1 percent in 1996 and 13.5 percent in 1995. Return on Investment declined slightly in 1997 due to a larger investment base resulting from the acquisition of the Measurex Corporation.

    Economic Value Added (EVA), calculated by subtracting a cost of capital from operating profits net of tax, increased to $95 million in 1997, compared to $92 million in 1996, and $44 million in 1995. Honeywell increased its EVA in 1997 despite the additional investment and integration expenses associated with the acquisition of Measurex.

OTHER OPERATING SEGMENTS

    The "other" category which generated revenues of $137, $145 and $133 million in 1997, 1996 and 1995, respectively, is primarily the result of Honeywell's research operations. Operating profit for the other operations totaled $19 million in 1997, compared to $6 million in 1996 and $3 million in 1995. The increase in 1997 was driven primarily from improved performance in the research centers and lower environmental remediation costs associated with discontinued businesses.

CURRENCY

    The U.S. dollar strengthened over 10 percent in 1997 compared with 1996, based on the weighted-average of profits denominated in the principal foreign currencies in countries where Honeywell products are sold. A stronger dollar has a negative effect on international results because foreign-exchange denominated transactions translate into fewer U.S. dollars. Although the stronger dollar had a three percent negative impact on total revenues in 1997, Honeywell managed the exposure to earnings through its hedging strategies. Therefore, the stronger dollar had a minimal impact on 1997 net income. In 1998, Honeywell anticipates that a continued strong U.S. dollar may have a negative impact on earnings. This negative impact is expected to be offset by the 1997 productivity initiatives including the restructuring activities. Information about Honeywell's exposure to, and management of, currency risk through the use of derivative financial instruments is provided on page 24 and in Notes 6, 14 and 15 to Financial Statements on pages 37, 40 and 42, respectively.

INFLATION

    Highly competitive market conditions have minimized inflation's impact on the selling prices of Honeywell's products and the cost of its purchased materials. Productivity improvements and cost-reduction programs have largely offset the effects of inflation on other costs and expenses.

EMPLOYMENT

    Honeywell employed 57,500 people worldwide at year-end 1997, compared with 53,000 people in 1996 and 50,100 people in 1995. Approximately 31,800 employees work in the United States, with 25,700 employed in other regions, primarily in Europe. Total compensation and benefits in 1997 were $3.0 billion, or 41 percent of total costs and expenses. Sales per employee were $139,600 in 1997, compared with $138,500 in 1996 and $132,800 in 1995.

ENVIRONMENTAL MATTERS

    Honeywell is committed to protecting the environment, both through its products and in its manufacturing operations. Honeywell's use and release of chemicals to the environment continues to decline steadily, and releases of toxic and ozone-depleting chemicals are being phased out well ahead of regulatory requirements. Honeywell has increased its commitment to pollution prevention: reducing, reusing and recycling to minimize wastes, while decreasing the costs of managing wastes. For more information on these environmental matters, see Note 22 to the Financial Statements on page 54.

NEW ACCOUNTING STANDARDS

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 128 "Earnings Per Share," which is effective for financial statements for both interim and annual periods ending after December 15, 1997. The statement requires the disclosure of Basic and Diluted Earnings per Share on the face of the income statement. All prior year Earnings per Share have been restated in accordance with the provisions of SFAS
128. The new calculations of Basic and Diluted Earnings per Share do not differ materially from the Earnings per Share Honeywell has historically disclosed. For additional information, see Notes 1 and 4 to the Financial Statements on pages 32 and 35.

    In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," which will be effective for Honeywell beginning January 1, 1998. SFAS No. 130 requires the disclosure of comprehensive income and its components in the general-purpose financial statements. Honeywell anticipates the effect of SFAS No. 130 will result in the disclosure of foreign currency translation adjustments, unrealized gains in securities, minimum pension liability adjustments and other comprehensive income on the face of the income statement.

    In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information," which will be effective for Honeywell beginning January 1, 1998. SFAS No. 131 redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a company's operating segments. Honeywell has not yet completed its analysis of operating segments on which it will report. However, a preliminary analysis has concluded the current reportable segments are consistent with the "management approach" methodology outlined in SFAS 131.

    In October 1996, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 96-1, "Environmental Remediation Liabilities." This SOP provides guidance on specific accounting issues that are present in the recognition, measurement, display and disclosure of environmental remediation liabilities. The provisions of this SOP were adopted by Honeywell in 1997 and did not have a material effect on the results of operations or financial position.

    In October 1997, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 97-2, "Software Revenue Recognition." This SOP provides guidance on specific accounting issues that are present in the recognition and measurement of software revenue. The provisions of the SOP are effective for fiscal years beginning after December 15, 1997, and the adoption by Honeywell in 1998 is not expected to have a material effect on results of operations or financial position.

SAFE HARBOR CAUTIONARY STATEMENT

    Statements in this report regarding Honeywell's outlook for its businesses and their respective markets, such as projections of future performance, statements of management's plans and objectives, forecasts of market trends and other matters, are forward-looking statements, some of which may be identified by such words or phrases as "will likely result," "are expected to," "will continue," "outlook," "is anticipated," "estimate," "project" or similar expressions. No assurance can be given that the results in any forward-looking statement will be achieved and actual results could be affected by one or more factors which could cause them to differ materially. For these statements, Honeywell claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

    The following is a summary of certain factors, the results of which, if markedly different from Honeywell's planning assumptions, could cause Honeywell's future results to differ materially from those expressed in any forward-looking statements contained in this report:

    - foreign currency translations of sales denominated in other currencies;

    - economic conditions, including changes in trade and monetary policies, and customer demand for products and services, in regions throughout the world in which Honeywell does business;

    - risks pertaining to performance and energy retrofit contracts, including dependence on the performance of third parties;

    - various competitive pressures, such as new technologies, industry consolidation and deregulation of certain industries;

    - the availability of intellectual property rights for newly developed products or key technologies; and

    - significant acquisitions or divestitures.

    Please refer to Exhibit 99(i) of this report, and subsequent quarterly reports on Form 10-Q, as filed with the Securities and Exchange Commission, for a more detailed discussion of these and other factors that could cause Honeywell's actual results in future periods to differ materially from those projected in such forward-looking statements.

                       DISCUSSION AND ANALYSIS BY SEGMENT

HOME AND BUILDING CONTROL

    Home and Building Control is a global leader in providing comfortable, healthy, safe and energy-efficient indoor environments. Customer loyalty to our brand is based on more than 3,500 products, a broad range of systems and services, and an unmatched distribution network that supports our customer solutions worldwide.

    THREE-YEAR SALES OVERVIEW

    Sales in 1997 were $3.387 billion compared with $3.327 billion in 1996 and $3.035 billion in 1995. Home and Building Control Products Business experienced strong sales growth from the international market in 1997, driven by strong demand in our water products and combustion control businesses, while cooler weather softened demand in North America.

    Our strategic partnerships with Sears and other mass merchandisers enabled Honeywell to expand its retail market through the "store-within-a-store" concept across the country, which features Honeywell home environment products. Since the centers opened, Sears has reported an almost 50 percent increase in sales for Honeywell air cleaners.

    Strategic initiatives, which were focused on growing the energy retrofit business, resulted in several key contract awards. Honeywell was chosen as the sole supplier for energy systems at Ft. Bragg and the Army Reserve Centers, as well as energy savings projects for the U.S. Army facilities around the world. Valued at approximately $150 to $300 million, this is potentially one of the largest performance contracts ever received by Honeywell. We were also among the limited number of vendors selected by the U.S. Department of Energy to upgrade energy systems in hundreds of federal buildings in the southeast and western United States. Selected companies will be eligible for up to $750 million of business over the next few years. Other multi-million dollar contracts with Boeing, Caterpillar, Sweetheart Cup and NASA represent key wins in the industrial marketplace.

    Honeywell secured its first fan coil unit service contract for guest rooms at the Pan Pacific Hotel through an excellent track record with service of the hotel's air handling units. Other faithful customers such as the Sheraton Towers and Boeing continue to choose Honeywell as their preferred energy services strategic partner for improved energy and operating efficiency.

    We continue to grow through alliances forged with utilities and with customers.

    The European Bank for Reconstruction and Redevelopment signed a "multi-project facility" contract worth up to $70 million to help Honeywell establish operating energy service companies to provide retrofits for industrial buildings and district heating plants in Poland, the Czech Republic, Slovakia and Hungary.

    Honeywell's Centra factory in Schoenaich, Germany, received several major quality awards in 1997, including the highest rating in the Ludwig Erhard Prize competition, the German equivalent to the Baldrige award.

    In 1996, sales growth resulted from expansion through strategic acquisitions, new product introductions and customer alliances. Sales in 1995 benefited from acquisitions, trade and retail business, product additions, and the energy retrofit and service business.

    THREE-YEAR OPERATING PROFIT OVERVIEW

    Home and Building Control 1997 operating profit was $290 million, including special charges of $47 million and a gain of $6 million on the sale of a small international security monitoring business, compared with $346 million in 1996 and $309 million in 1995. Excluding the impact of the gain and special charges, operating profit declined due to the mix of lower margin products business and lower than expected volume in building control.

    In 1996, profits in the Products Business improved through volume increases and cost reductions. Profits in the Solutions and Services Business declined due to a competitive energy retrofit business and investment in programs to enhance productivity. In 1995, operating profit rose 16 percent, primarily from strong international volume increases, new products and cost reductions.

    BUSINESS STRATEGIES

    We are well-positioned for strong sales growth and market penetration as we capitalize on our strategic acquisitions which include Lincold, a United Kingdom-based refrigeration services company. In 1997, we announced the intent to purchase Phoenix Controls, the world's leading producer of laboratory airflow control solutions. These acquisitions will enhance Honeywell's worldwide products, solutions and services portfolio.

    Late in the third quarter, Honeywell announced a restructuring of the Home and Building Control business to realign North American operations and improve financial results. The new structure allows for greater focus and establishes specific responsibility for each of the businesses.

INDUSTRIAL CONTROL

    Industrial Control is a global leader in automation solutions from sensors to integrated systems. Industrial Automation and Control provides one-stop, integrated automation solutions including systems, products, and services for process industries such as hydrocarbon processing, chemicals and pulp and paper. Sensing and Control manufactures switches and sensors for use in vehicles, consumer products, data communication and industrial applications, as well as smart position-sensing devices and systems used in factories and package distribution systems. The acquisition of the Measurex Corporation in March 1997 transformed Honeywell into the world leader in control systems for the pulp and paper industry and has provided new opportunities for global growth.

    THREE-YEAR SALES OVERVIEW

    Industrial Control sales in 1997 were $2.547 billion, compared with $2.200 billion in 1996 and $2.036 billion in 1995. The 1997 sales benefited from the successful acquisition of Measurex and the introduction of more than 80 new products, including two new system platforms. Sales reflected strong demand for the TotalPlant-Registered Trademark- Solution (TPS) system, the first open Windows NT-based industrial automation system that unifies business and control information throughout a plant or mill. Services were also strong across the board.

    Industrial Automation and Control introduced the scalable PlantScape-TM-system to enhance the TotalPlant Solution (TPS) portfolio, putting Honeywell's industry-leading process control technology in a cost-effective platform designed specifically for hybrid processes in industries such as pharmaceuticals, chemicals, food and beverage, mining and semiconductors. The 1997 introduction of Uniformance-TM-, a software suite designed to improve plant management and performance, satisfies customer needs through the integration of business and control systems. Another offering, called Plant Reliability Solutions, helps prevent unexpected incidents that inflict annual losses of $20 billion in U.S. process industries alone.

    Sensing and Control sales continued to strengthen, driven by our strategy of integrating factory floor solutions and intelligent sensors. The Smart Distributed System and our broad portfolio of industrial safety products have created new opportunities to meet customers' automation needs. In September 1997, Honeywell sold its solenoid valve business, which had a minimal effect on sales.

    In 1996, sales benefited from the successful introduction of new measurement, sensing and control products; the acquisition of Leeds & Northrup; the excellent market reception of our TotalPlant Solution (TPS) system and continued strong demand for upgrades and services that increase the value of our installed control systems. In 1995, Industrial Control sales increased by a strong 11 percent due to worldwide demand for TotalPlant open solutions and strong international sales of commercial sensors and switches.

    THREE-YEAR OPERATING PROFIT OVERVIEW

    Industrial Control operating profit in 1997 was $309 million, including special charges of $41 million and a gain of $71 million, primarily on the sale of the solenoid valve business. Operating profit was $255 million in 1996 and $234 million in 1995. Earnings in 1997, excluding one-time charges and gains, have been positively affected by higher volume as well as improvement in the industrial distribution business and ongoing productivity initiatives. The earnings growth was negatively affected by goodwill, intangible amortization and expected expenses related to the Measurex integration and softness in the global pulp and paper market.

    Operating profits increased in 1996 as a result of continuing strategic actions to reduce overhead, streamline business operations, improve the mix of higher-margin field instruments and automate component manufacturing. In 1995, operating profit increased, spurred by a sharp rise in profitability in Sensing and Control as switch margins improved in the United States and Europe experienced favorable volumes and lower product costs.

    BUSINESS STRATEGIES

    Industrial Control's leading industry position is being further enhanced with a focus on operational excellence, including cost reductions. Superior technologies, coupled with a balanced business model of products, systems and services continue to fuel growth and margin expansion, and drive successful partnerships with key customers. Served market expansion and leadership in core markets is bolstered by partnerships and strategic acquisitions like Measurex, which established Honeywell as the leader in the pulp and paper automation market.

    Alliances and strategic partnerships are providing advanced control technology, solutions, optimization software and training to industries around the world. Honeywell was chosen by a number of industrial customers for strategic alliances in 1997, including British Petroleum Oil, Shell International and Alcoa World Alumina & Chemicals. The introduction of the PlantScape system and an attractive distribution agreement with Rockwell Automation to distribute the system will allow for a quick and profitable volume ramp-up in the next three years.

SPACE AND AVIATION CONTROL

    As a leading supplier of avionics systems and products for the commercial, military and space markets, our Space and Aviation Control business serves customers that range from aircraft manufacturers and business aircraft operators to prime space contractors and the U.S. government. Our systems are on board virtually every commercial aircraft produced in the Western world, and we have also been aboard every manned space flight launched in the United States.

    THREE-YEAR SALES OVERVIEW

    In 1997, Space and Aviation Control sales were $1.957 billion, compared with $1.640 billion in 1996 and $1.527 billion in 1995. The 19 percent increase in sales was driven by strong growth in commercial avionics and strengthening of the military and space businesses. The growth in commercial avionics is the result of an increase in air transport deliveries which coincided with expected 1997 build rates and a strong increase in the business jet market. Honeywell has advanced avionics systems on 14 new business and regional aircraft that are either completing or undergoing certification. The latest wins include the Fairchild-Dornier 328 regional commuter jet.

    In 1997, the Honeywell/Pelorus Satellite Landing System became the first in the world to receive Type Acceptance certification from the Federal Aviation Administration (FAA). Continental Airlines will be the first airline to use the system in revenue service at both Newark and Minneapolis-St. Paul airports in early 1998. The Satellite Landing System increases airport capacity and safety while reducing noise around the airport environment. The FAA plans to implement this technology across the U.S. starting early in the next century. Other countries are establishing implementation plans as well. The Satellite Landing System is the first in a series of products focused on the growing airport market to be offered globally by Honeywell's Airport Control business initiative.

    In 1997, Commercial Aviation Systems-Sensor Products Operation in Minneapolis received the Minnesota State Quality award, the state's highest recognition of quality processes, based on the criteria of the Malcolm Baldrige National Quality Award.

    Sales in 1996 increased seven percent from the prior year driven by increased commercial aviation OEM business and our strategies to expand our GPS-based guidance products and systems, pursue retrofit opportunities and bring our Boeing 777 technology to all market segments worldwide. Sensor and Guidance Products orders were up sharply, driven by guidance and navigation system retrofits and tactical "smart guidance" munitions programs. Sales in 1995 increased moderately, driven by the recovery in the business jet and commuter aircraft market, strength in the retrofit and repair business, and increased sales from the International Space Station program.

    THREE-YEAR OPERATING PROFIT OVERVIEW

    Space and Aviation Control 1997 operating profit was $256 million compared to $163 million in 1996 and $128 million in 1995. In 1997, operating profits increased over 50 percent, driven by the mix of higher margin commercial aviation business coupled with high profit programs in military avionics. Operating margins increased to a record 13.1 percent, up 310 basis points from 1996.

    Operating profit in 1996 and 1995 increased due to improved margins in commercial aviation systems, lower development expenses and productivity improvements.

    BUSINESS STRATEGIES

    The commercial aircraft industry is poised for strong growth in 1998 and beyond. Five growth strategies have been identified to mitigate cyclicality in the commercial aviation industry: communication, navigation, surveillance
(CNS)/air traffic management (ATM); aviation services; airport control; commercial space; and tactical guidance. Early success with these initiatives is positioning Honeywell for the future in aviation technology.

                               FINANCIAL POSITION

FINANCIAL CONDITION

    At year-end 1997, Honeywell's capital structure was comprised of $146 million of short-term debt, $1.177 billion of long-term debt and $2.389 billion of shareowners' equity. The ratio of debt-to-total capital was 36 percent, compared with 31 percent in 1996 and 28 percent at year-end 1995. Honeywell demonstrated its financial strength in 1997, by acquiring seven companies worth over $650 million, increasing the quarterly dividend by four percent, and lowering the outstanding share count through its share repurchase program, all while maintaining its preferred debt-to-capital ratio of 30-40 percent.

    Shareowners' equity increased $184 million in 1997 driven by net income of $471 million and stock option exercises and employee stock plan issuances of $118 million. The gross increase of $589 million was offset by a $110 million decrease in accumulated foreign currency translation, $139 million of dividends, $154 million of treasury stock purchases, and a $2 million change in the pension liability adjustment.

CASH GENERATION AND DEPLOYMENT

    In 1997, $645 million of cash was generated from operating activities, compared with $494 million in 1996, and $573 million in 1995. The increase in 1997 was largely due to working capital. In 1997, cash generated from investing and financing activities included $598 million from the issuance of debt, $101 million of proceeds from the sale of various businesses, net of taxes paid, $77 million of proceeds from the sale of other assets and $45 million of proceeds from the exercise of stock options. These funds were used to support $598 million in acquisitions net of cash acquired, $298 million of capital expenditures, $140 million of dividend payments, $154 million of payments for share repurchases and $256 million of debt repayments. Cash balances increased $7 million in 1997.

CONTROLLED WORKING CAPITAL

    Cash used for increases in "controlled working capital," which consists of trade and long-term receivables and inventories, offset by accounts payable and customer advances, was $45 million in 1997, compared with $195 million in 1996. Average working capital as a percentage of sales was 24.7 percent in 1997 compared with 24.6 percent in 1996 and 25.2 percent in 1995. The increase in controlled working capital as a percent of sales in 1997 was primarily driven by the Measurex acquisition.

INVESTMENT

    Honeywell continues to invest in its businesses at levels it believes to be necessary to maintain its technological leadership position. Capital expenditures for property, plant and equipment were $298 million in 1997, compared with $296 million in 1996 and $238 million in 1995, while depreciation charges were $246 million in 1997. Honeywell invested an additional $650 million in complementary business acquisitions in 1997. (For more information on these acquisitions refer to Note 2 to the Financial Statements on page 34). Honeywell also invested $447 million in research and development activities in 1997 compared with $353 in 1996 and $323 in 1995.

SHARE REPURCHASE PROGRAMS

    In July 1995, the Board of Directors authorized an open-ended program to repurchase $250 million of Honeywell shares which was completed in the fourth quarter of 1997. In October 1997, the Board of Directors authorized a new program to repurchase $350 million of Honeywell shares of which $116 million was used during 1997. The purpose of the repurchase program is to acquire shares to be issued as part of the 1997 Honeywell Stock and Incentive Plan and other issuances as described in Note 17 to the Financial Statements on page 44. Honeywell repurchased a total of $154 million of shares in 1997, $163 million in 1996 and $129 million in 1995.

    At year-end 1997, Honeywell had issued 188 million shares, of which 126 million were outstanding. On December 31, 1997, there were 30,821 shareowners of record. At year-end 1996, Honeywell had 188 million shares issued, 126 million shares outstanding and 31,734 shareowners of record.

DIVIDENDS

    Honeywell has paid a quarterly dividend since 1932 and has increased the annual payout per share in each of the last 22 years. In July 1996, the Board of Directors approved a four percent increase in the regular annual dividend to $1.08 per share effective in the third quarter 1996. In October 1997, the Board of Directors approved an additional four percent increase in the dividend to $1.12 per share effective in the fourth quarter 1997. Honeywell paid $1.09 per share in dividends in 1997, compared with $1.06 per share in 1996 and $1.01 in 1995.

EMPLOYEE STOCK PROGRAM

    In 1997, Honeywell contributed 542,406 shares of Honeywell common stock to U.S. employees under the Honeywell Savings and Stock Ownership Plan. The number of shares contributed under this program is based on employee savings levels and company performance.

PENSION CONTRIBUTIONS

    Cash contributions to Honeywell's pension and retirement plans amounted to $215 million in 1997, $201 million in 1996 and $172 million in 1995.

TAXES

    In 1997, Honeywell paid $204 million in taxes compared to $113 million in 1996. The amount Honeywell accrued for income taxes and related interest increased $27 million from 1996.

LIQUIDITY

    Short-term debt at year-end 1997 was $146 million, consisting of $43 million of commercial paper, $39 million of notes payable and $64 million of current maturities of long-term debt. Short-term debt at year-end 1996 totaled $253 million, consisting of $87 million of commercial paper, $67 million of notes payable and $99 million of current maturities of long-term debt.

    Through its banks, Honeywell has access to various credit facilities, including committed credit lines for which Honeywell pays commitment fees and uncommitted lines provided by banks on a non-committed, best-efforts basis. Available general-purpose lines of credit at year-end 1997 increased to $1.683 billion. This consisted of $1.325 billion of committed credit lines to meet Honeywell's financing requirements, including support of commercial paper and bank note borrowings, and $358 million of uncommitted credit lines available to certain foreign subsidiaries. This compared with $1.128 billion of available credit lines at year-end 1996, consisting of $725 million of committed credit lines for general financing requirements and $403 million of uncommitted credit lines available to certain foreign subsidiaries.

    On March 12, 1997, Honeywell issued $550 million of fixed-rate long-term debt through an underwritten offering with maturities of five and ten years. In August 1997, Honeywell and its wholly-owned subsidiaries, Honeywell Canada Limited and Honeywell Finance B.V., filed a shelf registration statement which provides for the issuance of up to $500 million, in the aggregate, of debt securities by Honeywell or such subsidiaries, with the guarantee of Honeywell. At December 31, 1997, no debt had been issued under this program. Long-term debt maturities consist of $64 million in 1998, $124 million in 1999, and $77 million in 2000.

    In addition, Honeywell has an agreement with a major financial institution whereby it may convert designated pools of trade accounts receivable to cash up to approximately $35 million on an ongoing basis (see Note 8 to the Financial Statements on page 38).

    Cash and short-term investments totaled $159 million at year-end 1997 and $136 million at year-end 1996. Honeywell believes its available cash, committed credit lines, receivable program, and access to the public debt markets, through its debt securities and commercial paper programs, provide adequate short-term and long-term liquidity.

RISK MANAGEMENT

    Honeywell is exposed to market risk from changes in interest rates and foreign currency exchange rates. To mitigate the risk from these exposures, Honeywell enters into various hedging transactions through derivative financial instruments that have been authorized pursuant to its corporate policy. Honeywell policy prohibits the use of derivative financial instruments for trading or other speculative purposes, and Honeywell is not a party to leveraged financial instruments.

    FOREIGN EXCHANGE

    Honeywell primarily uses foreign exchange forwards and purchased options to hedge exposures to adverse changes in foreign exchange rates (see Notes 6 and 15 on pages 37 and 42). Such exposures result from cross-border transactions principally in Belgian francs and Deutsche marks. Foreign exchange contracts reduce Honeywell's overall exposure to exchange rate movements, since gains and losses on these contracts offset losses and gains on the underlying exposures. Transactions that are hedged include foreign currency net asset and net liability exposures on the balance sheet, firm purchase orders and firm sales commitments. At year-end 1997, the notional amount of outstanding foreign exchange contracts was $1.214 billion.

    INTEREST RATES

    Honeywell manages its exposure to interest rate movements and the cost of borrowing through the use of interest rate swaps by maintaining a proportionate relationship of fixed rate debt to total debt between a minimum and maximum percentage as set by corporate policy. To manage this mix in a cost efficient manner, Honeywell enters into interest rate swap agreements, in which it agrees to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed upon notional principle amount (see Notes 14 and 15 on pages 40 and 42). At year-end 1997, the notional amount of outstanding interest rate swaps was $1.340 billion.

    VALUE AT RISK

    To estimate the maximum potential loss that may arise from adverse market movements in foreign exchange rates and interest rates, Honeywell uses a "value at risk" statistical model. The value at risk estimation utilizes weighted historical foreign exchange rates and interest rates to estimate the volatility of these rates in the future. The calculated volatility is used to estimate the potential loss in the current value of the instruments at a specified probability level. The value at risk methodology used by Honeywell uses variance-covariance statistical modeling and includes debt, interest rate swaps and foreign exchange hedges. The estimated value at risk amounts represent the maximum potential loss that Honeywell may incur from adverse changes in foreign exchange rates and interest rates based on a five-day time horizon and a 95 percent confidence level on December 31, 1997.

    The value at risk for the combined portfolio was $6.8 million at December 31, 1997, which includes the diversification benefit of analyzing the value at risk including the interest rates and foreign exchange on a combined basis as compared to individually, as changes in market conditions affect interest rates and foreign exchange differently. The value at risk for the combined portfolio and the individual components are as follows:

                                 VALUE AT RISK
                                 (IN MILLIONS)

Combined Portfolio...................................................  $     6.8
  Foreign Exchange...................................................  $     6.1
  Interest Rates.....................................................  $     2.3

    The value at risk amounts presented above do not consider the potential effect of favorable movements in market factors nor does the value at risk model include all of the underlying exposures that the hedges are designed to cover. Anticipated transactions, firm commitments and receivables and accounts payable denominated in foreign currencies, which certain of these instruments are intended to hedge, were excluded from the model. Since Honeywell utilized foreign exchange contracts to hedge anticipated foreign currency transactions, a loss in fair value for these instruments is generally offset by increases in the value of the underlying anticipated transaction. The quantitative information generated by the value at risk model is limited by the parameters built into the model. Consequently, Honeywell relies on the experience and expertise of management's regular review of its financial instruments and the current market environment to manage its exposure to foreign exchange rates and interest rates.

YEAR 2000 COMPLIANCE

    Computer programs which were written using two digits (rather than four) to define the applicable year may recognize a date using "00" as the year 1900 rather than the year 2000, a result commonly referred to as the "Year 2000" problem. This could result in a system failure or miscalculations.

    In 1996, Honeywell initiated a program to evaluate whether internally developed and purchased computer programs that utilize embedded date codes may experience operational problems when the year 2000 is reached. The scope of this effort addressed internal computer systems, products sold and supplier capabilities.

    Honeywell is completing an extensive review of each of its businesses to determine whether or not purchased or internally developed computer programs are Year 2000 compliant, as well as the remedial action and related costs associated with required modifications or replacements. A significant amount of information has been collected and analyzed as part of this review; however, the process will not be completed until the end of the second quarter of 1998. Honeywell plans to complete all remediation efforts for its critical systems prior to the year 2000. Based on its evaluation to date, management currently believes that, while Honeywell will incur internal and external costs to address the Year 2000 problem, such costs will not have a material impact on the operations, cash flows or financial condition of Honeywell and its subsidiaries, taken as a whole, in future periods.

EURO CURRENCY

    Beginning in January 1999, the European Monetary Union (EMU) will enter into a three-year transition phase during which a common currency called the EURO will be introduced in participating countries. Initially, this new currency will be used for financial transactions, and progressively, it will replace the old national currencies that will be withdrawn by July 2002. The transition to the EURO currency will involve changing budgetary, accounting and fiscal systems in companies and public administrations, as well as the simultaneous handling of parallel currencies and conversion of legacy data. Uncertainty exists as to the effects the EURO currency will have on the marketplace. Additionally, all of the final rules and regulations have not yet been defined and finalized by the European Commission with regard to the EURO currency. Honeywell has initiated a program to evaluate whether internally developed and purchased computer programs will experience operational problems when the Euro is introduced. Further, Honeywell is monitoring the rules and regulations as they become known in order to make any changes to its computer programs that Honeywell deems necessary to comply with such rules and regulations. Although Honeywell believes that it will be able to accommodate any required EURO currency changes in its computer programs, there can be no assurance that once the final rules and regulations are completed that Honeywell's computer programs will contain all of the necessary changes or meet all of the EURO currency requirements. Based on its evaluation to date, management currently believes that, while Honeywell will incur internal and external costs to address the EURO currency issue, such costs will not have a material impact on the operations, cash flows or financial condition of Honeywell and its subsidiaries, taken as a whole, in future periods.

LITIGATION

    On March 13, 1990, Litton Systems, Inc. filed a legal action against Honeywell in U.S. District Court, Central District of California, Los Angeles, with claims that were subsequently split into two separate cases. One alleges patent infringement under federal law for using an ion-beam process to coat mirrors incorporated in Honeywell's ring laser gyroscopes, and tortious interference under state law for interfering with Litton's prospective advantage with customers and contractual relationships with an inventor and his company, Ojai Research, Inc. The other case alleges monopolization and attempted monopolization under federal antitrust laws by Honeywell in the sale of inertial reference systems containing ring laser gyroscopes into the commercial aircraft market. Honeywell generally denied Litton's allegations in both cases. In the patent/tort case, Honeywell also contested the validity as well as the infringement of the patent, alleging, among other things, that the patent had been obtained by Litton's inequitable conduct before the United States Patent and Trademark Office.

    Trials were held for both cases and at the conclusion of each, juries awarded Litton significant monetary damages. However, the awards were set aside by the trial court judge and new trials ordered on the issue of damages in each case. Following appeals by both parties of various issues related to these cases, the U.S. Supreme Court remanded the patent/tort case to the U.S. Court of Appeals for the Federal Circuit for further proceedings, and the retrial of damages in the antitrust case was postponed indefinitely pending the outcome of the Federal Circuit proceeding. For a detailed discussion of this litigation, see Note 22 to Financial Statements on page 54.

CREDIT RATINGS

    As of December 31, 1997, Honeywell's credit ratings for long-term and short-term debt, respectively, were A/A-1 by Standard and Poor's Corporation, A2/P1 by Moody's Investors Service, Inc. and A/Duff by Duff and Phelps Corporation.

STOCK PERFORMANCE

    The market price of Honeywell stock ranged from $63 7/8 to $80 3/8 in 1997, and was $68 1/2 at year-end. Book value per common share at year-end was $18.80 in 1997, $17.44 in 1996 and $16.09 in 1995.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT

To the Shareowners of Honeywell Inc.:

    We have audited the statement of financial position of Honeywell Inc. and subsidiaries as of December 31, 1997 and 1996, and the related statements of income and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed as
Part IV, Item 14(a). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, such financial statements present fairly, in all material respects, the financial position of Honeywell Inc. and subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth herein.

Deloitte & Touche LLP
Minneapolis, Minnesota
February 10, 1998

                                INCOME STATEMENT
                        HONEYWELL INC. AND SUBSIDIARIES
                        (DOLLARS AND SHARES IN MILLIONS
                           EXCEPT PER SHARE AMOUNTS)

                                                                                     YEARS ENDED DECEMBER 31
                                                                                ---------------------------------
                                                                                  1997        1996        1995
                                                                                ---------  ----------  ----------
Sales.........................................................................  $ 8,027.5  $  7,311.6  $  6,731.3
Costs and Expenses
  Cost of sales...............................................................    5,425.1     4,975.4     4,584.2
  Research and development....................................................      446.6       353.3       323.2
  Selling, general and administrative.........................................    1,359.4     1,313.1     1,263.1
  Gain on sale of businesses..................................................      (77.1)
  Special charges.............................................................       90.7
                                                                                ---------  ----------  ----------
Total Costs and Expenses......................................................    7,244.7     6,641.8     6,170.5
                                                                                ---------  ----------  ----------
Interest
  Interest expense............................................................      101.9        81.4        83.3
  Interest income.............................................................        9.4         8.5        14.4
                                                                                ---------  ----------  ----------
Net Interest..................................................................       92.5        72.9        68.9
                                                                                ---------  ----------  ----------
Equity Income.................................................................       12.9        13.3        13.6
                                                                                ---------  ----------  ----------
Income before Income Taxes....................................................      703.2       610.2       505.5
Provision for Income Taxes....................................................      232.2       207.5       171.9
                                                                                ---------  ----------  ----------
Net Income....................................................................  $   471.0  $    402.7  $    333.6
                                                                                ---------  ----------  ----------
                                                                                ---------  ----------  ----------
Basic Earnings Per Common Share...............................................  $    3.71  $     3.18  $     2.62
                                                                                ---------  ----------  ----------
                                                                                ---------  ----------  ----------
Average Number of Basic Common Shares Outstanding.............................      127.1       126.6       127.1
                                                                                ---------  ----------  ----------
                                                                                ---------  ----------  ----------
Diluted Earnings Per Common Share.............................................  $    3.65  $     3.11  $     2.58
                                                                                ---------  ----------  ----------
                                                                                ---------  ----------  ----------
Average Number of Diluted Common Shares Outstanding...........................      129.2       129.5       129.5
                                                                                ---------  ----------  ----------
                                                                                ---------  ----------  ----------

                See accompanying Notes to Financial Statements.

                        STATEMENT OF FINANCIAL POSITION
                        HONEYWELL INC. AND SUBSIDIARIES
                             (DOLLARS IN MILLIONS)
                                     ASSETS

                                                                                                DECEMBER 31
                                                                                          -----------------------
                                                                                             1997        1996
                                                                                          ----------  -----------
Current Assets
  Cash and cash equivalents.............................................................  $    134.3  $     127.1
  Short-term investments................................................................        24.9          8.6
  Receivables...........................................................................     1,837.8      1,714.7
  Inventories...........................................................................     1,028.0        937.6
  Deferred income taxes.................................................................       233.2        193.2
                                                                                          ----------  -----------
    Total Current Assets................................................................     3,258.2      2,981.2
Investments and Advances................................................................       243.8        247.6
Property, Plant and Equipment
  Property, plant and equipment.........................................................     3,045.0      2,973.6
  Less accumulated depreciation.........................................................     1,916.3      1,839.4
                                                                                          ----------  -----------
    Total Property, Plant and Equipment.................................................     1,128.7      1,134.2
Other Assets
  Long-term receivables.................................................................        39.2         25.7
  Goodwill..............................................................................       786.0        507.7
  Intangibles...........................................................................       376.0        183.2
  Deferred income taxes.................................................................        41.7         33.0
  Other.................................................................................       537.8        380.7
                                                                                          ----------  -----------
    Total Assets........................................................................  $  6,411.4  $   5,493.3
                                                                                          ----------  -----------
                                                                                          ----------  -----------
                                       LIABILITIES AND SHAREOWNERS' EQUITY
Current Liabilities
  Short-term debt.......................................................................  $    146.4  $     252.4
  Accounts payable......................................................................       572.9        584.8
  Customer advances.....................................................................       269.7        202.0
  Accrued compensation and benefit costs................................................       301.6        287.8
  Accrued income taxes..................................................................       344.2        316.9
  Deferred income taxes.................................................................        11.3         21.9
  Other accrued liabilities.............................................................       672.8        401.1
                                                                                          ----------  -----------
    Total Current Liabilities...........................................................     2,318.9      2,066.9
Long-Term Debt..........................................................................     1,176.8        715.3
Other Liabilities
  Accrued benefit costs.................................................................       435.9        412.9
  Deferred income taxes.................................................................        51.4         46.0
  Other.................................................................................        39.2         47.3
                                                                                          ----------  -----------
    Total Liabilities...................................................................     4,022.2      3,288.4
Shareowners' Equity
  Common stock -- $1.50 par value
  Authorized -- 250,000,000 shares
  Issued -- 1997 -- 187,633,023 shares..................................................       281.5
           1996 -- 187,809,512 shares...................................................                    281.7
  Additional paid-in capital............................................................       608.4        528.8
  Retained earnings.....................................................................     3,407.0      3,074.7
  Treasury stock -- 1997 -- 61,433,075 shares...........................................    (1,879.3)
                   1996 -- 61,360,813 shares............................................                 (1,763.5)
  Accumulated foreign currency translation..............................................       (21.4)        88.2
  Pension liability adjustment..........................................................        (7.0)        (5.0)
                                                                                          ----------  -----------
    Total Shareowners' Equity...........................................................     2,389.2      2,204.9
                                                                                          ----------  -----------
    Total Liabilities and Shareowners' Equity...........................................  $  6,411.4  $   5,493.3
                                                                                          ----------  -----------
                                                                                          ----------  -----------

                See accompanying Notes to Financial Statements.

                            STATEMENT OF CASH FLOWS
                        HONEYWELL INC. AND SUBSIDIARIES
                             (DOLLARS IN MILLIONS)

                                                                                       YEARS ENDED DECEMBER 31
                                                                                   -------------------------------
                                                                                     1997       1996       1995
                                                                                   ---------  ---------  ---------
Cash Flows from Operating Activities
  Net income.....................................................................  $   471.0  $   402.7  $   333.6
  Adjustments to reconcile net income to net cash flows from operating activities:
    Depreciation.................................................................      246.0      236.1      236.1
    Amortization of intangibles..................................................       73.6       51.4       56.8
    Deferred income taxes........................................................      (19.5)      38.5       67.2
    Equity income, net of dividends received.....................................      (10.3)     (10.8)     (11.0)
    Gain on sale of businesses...................................................      (77.1)
    (Gain) Loss on sale of assets................................................       (7.3)     (12.0)       7.2
    Contributions to employee stock plans........................................       48.9       38.2       27.4
    Increase in receivables......................................................      (60.7)    (203.0)     (38.4)
    Increase in inventories......................................................      (67.1)     (89.9)     (27.6)
    Increase (decrease) in accounts payable......................................      (20.3)      51.8       50.1
    Increase (decrease) in accrued income taxes and interest.....................       49.7       57.4      (35.4)
    Other changes in working capital, excluding short-term investments and
     short-term debt.............................................................      216.8       81.4      (99.1)
    Other noncurrent items -- net................................................     (199.1)    (148.0)       5.6
                                                                                   ---------  ---------  ---------
Net Cash Flows from Operating Activities.........................................      644.6      493.8      572.5
                                                                                   ---------  ---------  ---------
Cash Flows from Investing Activities
  Proceeds from sale of assets...................................................       77.2       90.3       18.7
  Proceeds from sale of businesses...............................................      100.6
  Capital expenditures...........................................................     (298.3)    (296.5)    (238.1)
  Investment in acquisitions.....................................................     (598.4)    (376.2)     (37.7)
  (Increase) decrease in short-term investments..................................        0.4       (0.2)      (1.4)
  Other -- net...................................................................        5.6        0.4       (5.2)
                                                                                   ---------  ---------  ---------
Net Cash Flows from Investing Activities.........................................     (712.9)    (582.2)    (263.7)
                                                                                   ---------  ---------  ---------
Cash Flows from Financing Activities
  Net increase (decrease) in short-term debt.....................................      (73.4)      18.8     (101.0)
  Proceeds from issuance of long-term debt.......................................      597.7      340.4      167.5
  Repayment of long-term debt....................................................     (182.3)    (188.8)    (156.4)
  Purchase of treasury stock.....................................................     (154.3)    (163.2)    (137.3)
  Proceeds from exercise of stock options........................................       44.7       57.3       60.4
  Dividends paid.................................................................     (140.1)    (133.5)    (127.5)
                                                                                   ---------  ---------  ---------
Net Cash Flows from Financing Activities.........................................       92.3      (69.0)    (294.3)
                                                                                   ---------  ---------  ---------
Effect of Exchange Rate Changes on Cash..........................................      (16.8)      (7.1)       9.7
                                                                                   ---------  ---------  ---------
Increase (Decrease) in Cash and Cash Equivalents.................................        7.2     (164.5)      24.2
Cash and Cash Equivalents at Beginning of Year...................................      127.1      291.6      267.4
                                                                                   ---------  ---------  ---------
Cash and Cash Equivalents at End of Year.........................................  $   134.3  $   127.1  $   291.6
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------

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

EARNINGS PER COMMON SHARE

    In 1997, Honeywell adopted Statement of Financial Accounting Standard No. 128 (SFAS 128), "Earnings Per Share". SFAS 128 requires the disclosure of Basic and Diluted Earnings Per Share (EPS). Basic EPS is calculated using income available to common shareowners divided by the weighted average of common shares outstanding during the year. Diluted EPS is similar to Basic EPS except that the weighted average of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares, such as options, had been issued. The treasury stock method is used to calculate dilutive shares which reduces the gross number of dilutive shares by the number of shares purchaseable from the proceeds of the options assumed to be exercised. All prior year Earnings per Share have been restated in accordance with the provisions of SFAS 128. Adoption of SFAS 128 did not have a material effect on Honeywell's historically disclosed Earnings Per Share. See Note 4 on page 35 for more information regarding the earnings per share calculations.

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

                        HONEYWELL INC. AND SUBSIDIARIES

                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

NOTE 1 -- ACCOUNTING POLICIES (CONTINUED)
    Payments received from customers relating to the uncompleted portion of contracts are deducted from applicable inventories.

INVESTMENTS

    Investments in companies owned 20 to 50 percent are accounted for using the equity method.

PROPERTY

    Property is carried at cost and depreciated primarily using the straight-line method over estimated useful lives of 10 to 40 years for buildings and improvements, and three to 15 years for machinery and equipment.

INTANGIBLES

    Intangibles are carried at cost and amortized using the straight-line method over their estimated useful lives of 15 to 40 years for goodwill, four to 17 years for patents, licenses and trademarks, and three to 24 years for software and other intangibles. Intangibles also include the asset resulting from recognition of the defined benefit pension plan minimum liability, which is amortized as part of net periodic pension cost.

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

FOREIGN CURRENCY

    Foreign currency assets and liabilities are generally translated into U. S. dollars using the exchange rates in effect at the statement of financial position date. Results of operations are generally translated using the average exchange rates throughout the period. The effects of exchange rate fluctuations on translation of assets, liabilities and hedges of cash dividend payments from subsidiaries are reported as accumulated foreign currency translation and increased/(reduced) shareowners' equity: $(109.6) in 1997, $(52.7) in 1996, and $33.5 in 1995.

                        HONEYWELL INC. AND SUBSIDIARIES

                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

NOTE 1 -- ACCOUNTING POLICIES (CONTINUED)
LONG-LIVED ASSETS

    Honeywell evaluates the carrying value of the long-lived assets using discounted cash flows when events and circumstances warrant such a review.

STOCK BASED COMPENSATION

    In 1996, Honeywell adopted Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation". As permitted under this standard, Honeywell will continue to apply the recognition and measurement principles of Accounting Principles Board (APB) No. 25 to its stock options and other stock-based employee compensation awards. The disclosure of the pro forma net income and pro forma earnings per share as if the fair value method of SFAS 123 had been applied can be found in Note 17 to the Financial Statements on page 44.

BASIS OF PRESENTATION

    Certain prior year amounts have been reclassified to conform with the current year presentation.

NOTE 2 -- ACQUISITIONS AND SALE OF ASSETS

    Honeywell acquired seven companies in 1997, 17 companies in 1996, and nine companies in 1995 for $650.2, $411.2, and $37.7 in cash, respectively. These acquisitions were accounted for as purchases, and accordingly, the assets and liabilities of the acquired entities have been recorded at their estimated fair values at the dates of acquisition. The excess of purchase price over the estimated fair values of the net assets acquired, in the amount of $323.7 in 1997, $294.7 in 1996, and $32.4 in 1995, has been recorded as goodwill and is amortized over estimated useful lives.

    The largest acquisition in 1997, consisting of approximately $600 in cash, was Measurex Corporation, a supplier of computer-integrated measurement, control and information systems and services. The allocation of the purchase price for Measurex resulted in goodwill of $305.9 and intangibles, including patents/developed technology, work force value, and customer lists, of $202.5 which will be amortized over an average of approximately 26 years. Honeywell assumed approximately 1.8 million options to purchase Measurex common stock and converted such options to Honeywell options to acquire approximately 671,000 shares of Honeywell stock with an average exercise price of $52.24 and a range of exercise prices from $34.58 to $72.85. The value of the options assumed is included in the purchase price and as a component of shareowners equity in the consolidated financial statements. The options are included in the stock option discussion and analysis in Note 17 on page 44.

    The pro forma results for 1997, 1996, and 1995, assuming these acquisitions had been made at the beginning of the year, would not be materially different from reported results.

    On September 27, 1997, Honeywell sold the net assets of its solenoid valve business in the Industrial Control business segment for approximately $102.0 in cash and a $64.3 gain. This sale had a minimal impact on revenues in 1997. In the fourth quarter of 1997, Honeywell sold the control valve business of Industrial Control and an international Home and Building Control security monitoring business for approximately $24.1 in cash and receivables and a gain of $12.8. The sum of these gains are included as gain on sale of businesses on the income statement.

    Proceeds from the sale of other assets, including facilities located in the United Kingdom; San Jose, California; and Denver, Colorado, amounted to $77.2 in 1997. Proceeds from asset sales in 1996

                        HONEYWELL INC. AND SUBSIDIARIES

                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

NOTE 2 -- ACQUISITIONS AND SALE OF ASSETS (CONTINUED) and 1995 were $90.3 and $18.7, respectively. Gains and losses from asset sales were not material in any year and are included in selling, general and administrative expenses on the income statement.

NOTE 3 -- SPECIAL CHARGES

    In 1997, Honeywell's management, with the approval of the board of directors, committed itself to a plan of action and recorded special charges of $90.7. Honeywell remains committed to efforts to reduce operating costs and improve margins. Special charges include costs for work force reductions, worldwide facilities consolidations, organizational changes, and other cost accruals. The Home and Building Control business segment recorded special charges of $46.9 to strengthen the Company's competitiveness in a rapidly changing marketplace. Industrial Control recorded $40.8 to rationalize product lines, consolidate research and development facilities, restructure the organization, and complete other activities associated with the integration of Measurex. A total of $3.0 was recorded in the Other business segment.

    Work force reduction costs of $74.2 primarily include severance costs related to involuntary termination programs instituted to improve efficiency and reduce costs. Approximately 1,600 employees, consisting largely of sales, marketing, factory and other administrative personnel, have been or will be terminated. Facility consolidation costs of $8.3 are primarily associated with the closing of facilities in California and Germany, and other cost accruals total $8.2. The charges are included as special charges on the income statement. Expenditures will be funded with cash generated from operations and were $34.3 for workforce reductions, $0.9 for facilities, and $0.7 for other restructuring expense in 1997.

NOTE 4 -- EARNINGS PER SHARE

                                                              1997            1996            1995
                                                          -------------  --------------  --------------
BASIC EARNINGS PER SHARE:
Income:
  Income available to common shareowners................  $       471.0  $        402.7  $        333.6
Shares:
  Weighted Average Shares Outstanding...................    127,051,613     126,632,082     127,138,774
Basic EPS...............................................  $        3.71  $         3.18  $         2.62

DILUTED EARNINGS PER SHARE:
Income:
  Income available to common shareowners................  $       471.0  $        402.7  $        333.6
Shares:
  Weighted Average Shares Outstanding...................    127,051,613     126,632,082     127,138,774
Dilutive shares issuable in connection with stock
 plans..................................................      4,767,393       6,286,392       7,326,033
Less: Shares purchaseable with proceeds.................     (2,626,784)     (3,437,695)     (4,961,681)
                                                          -------------  --------------  --------------
    Total Shares........................................    129,192,222     129,480,779     129,503,126
                                                          -------------  --------------  --------------
                                                          -------------  --------------  --------------
Diluted EPS.............................................  $        3.65  $         3.11  $         2.58

                        HONEYWELL INC. AND SUBSIDIARIES

                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

NOTE 4 -- EARNINGS PER SHARE (CONTINUED)
    Options to purchase 1.4 million shares of common stock at a range of $69.43 to $78.91 were outstanding during 1997 but were not included in the computation of the diluted EPS because the options' exercise price was greater than the average market price of the common shares.

NOTE 5 -- INCOME TAXES

    The components of income before income taxes consist of the following:

                                                                              1997       1996       1995
                                                                            ---------  ---------  ---------
Domestic..................................................................  $   377.3  $   349.4  $   285.4
Foreign...................................................................      325.9      260.8      220.1
                                                                            ---------  ---------  ---------
                                                                            $   703.2  $   610.2  $   505.5

    The provision for income taxes on that income is as follows:

                                                                              1997       1996       1995
                                                                            ---------  ---------  ---------
Current tax expense
  United States...........................................................  $   124.9  $    60.8  $    39.8
  Foreign.................................................................      101.6       84.7       59.9
  State and local.........................................................       27.1       27.2        8.9
                                                                            ---------  ---------  ---------
  Total current...........................................................      253.6      172.7      108.6
                                                                            ---------  ---------  ---------
Deferred tax expense
  United States...........................................................      (13.9)      27.4       41.7
  Foreign.................................................................       (5.6)       4.0       17.5
  State and local.........................................................       (1.9)       3.4        4.1
                                                                            ---------  ---------  ---------
  Total deferred..........................................................      (21.4)      34.8       63.3
                                                                            ---------  ---------  ---------
Provision for income taxes................................................  $   232.2  $   207.5  $   171.9

    A reconciliation of the provision for income taxes to the amount computed using U.S. federal statutory rates is as follows:

                                                                              1997       1996       1995
                                                                            ---------  ---------  ---------
Taxes on income at U.S. federal statutory rates...........................  $   246.1  $   213.6  $   176.9
Tax effects of foreign income.............................................      (17.6)     (15.9)     (11.7)
State taxes...............................................................       15.7       21.1        9.9
Goodwill..................................................................       10.6        4.3        1.7
Other.....................................................................      (22.6)     (15.6)      (4.9)
                                                                            ---------  ---------  ---------
Provision for income taxes................................................  $   232.2  $   207.5  $   171.9

    Interest costs related to prior years' tax issues are included in the provision for income taxes. Taxes paid were $203.7 in 1997, $113.1 in 1996 and $128.3 in 1995.

                        HONEYWELL INC. AND SUBSIDIARIES

                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

NOTE 5 -- INCOME TAXES (CONTINUED)
    Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of Honeywell's assets and liabilities. Temporary differences comprising the net deferred taxes shown on the statement of financial position are:

                                                                                        1997       1996
                                                                                      ---------  ---------
Employee benefits...................................................................  $    54.7  $    64.9
Miscellaneous accruals..............................................................      107.0       85.1
Excess of tax over book depreciation/amortization...................................       (3.0)      (2.4)
Asset valuation reserves............................................................       44.0       36.3
Long-term contracts.................................................................       12.0       14.0
State taxes.........................................................................       24.9       20.9
Pension liability adjustment........................................................        4.4        3.4
Other...............................................................................      (31.8)     (63.9)
                                                                                      ---------  ---------
                                                                                      $   212.2  $   158.3

    The components of net deferred taxes shown in the statement of financial position are:

                                                                                        1997       1996
                                                                                      ---------  ---------
Deferred tax assets.................................................................  $   506.8  $   458.8
Deferred tax liabilities............................................................      294.6      300.5

    Provision has not been made for U.S. or additional foreign taxes on $868.4 of undistributed earnings of international subsidiaries, as those earnings are considered to be permanently reinvested in the operations of those subsidiaries. It is not practicable to estimate the amount of tax that might be payable on the eventual remittance of such earnings.

    At December 31, 1997, foreign subsidiaries had tax operating loss carryforwards of $15.2.

NOTE 6 -- FOREIGN CURRENCY

    Honeywell has entered into various foreign currency exchange contracts (primarily Belgian francs, Deutsche marks and Canadian dollars) designed to manage its exposure to exchange rate fluctuations on foreign currency transactions. Foreign exchange contracts reduce Honeywell's overall exposure to exchange rate movements, since the gains and losses on these contracts offset losses and gains on the assets, liabilities, and transactions being hedged. Honeywell hedges a significant portion of all known foreign exchange exposures, including non-functional currency receivables and payables and foreign currency imports and exports. The notional amount of Honeywell's outstanding foreign currency contracts, consisting of forwards, purchased options and swaps, was approximately $1,213.7 and $1,111.2 at December 31, 1997, and 1996, respectively. These contracts generally have a term of less than one year.

                        HONEYWELL INC. AND SUBSIDIARIES

                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

NOTE 7 -- INVESTMENTS IN DEBT AND EQUITY SECURITIES

    Honeywell's investments in held-to-maturity securities are reported at amortized cost in the statement of financial position as follows:

                                                                                           1997       1996
                                                                                         ---------  ---------
Cash equivalents.......................................................................  $    27.7  $    42.9
Short-term investments.................................................................        8.0        8.6
Investments and advances...............................................................        5.7        5.5
                                                                                         ---------  ---------
                                                                                         $    41.4  $    57.0

    Held-to-maturity securities generally mature within one year and include the following:

                                                                                           1997       1996
                                                                                         ---------  ---------
Time deposits with financial institutions..............................................  $    34.8  $    40.5
Commercial paper.......................................................................        0.1        0.0
Other..................................................................................        6.5       16.5
                                                                                         ---------  ---------
                                                                                         $    41.4  $    57.0

    Honeywell's purchases of held-to-maturity securities, consisting primarily of commercial paper, amounted to $1,809.0 and $4,128.0 in 1997 and 1996, respectively. Proceeds from maturities of held-to-maturity securities amounted to $1,812.5 in 1997 and $4,248.5 in 1996. Honeywell has no investments in trading securities, and available-for-sale securities are not material. The estimated aggregate fair value of these securities approximates their carrying amounts in the statement of financial position. Gross unrealized holding gains and losses were not material in any year.

NOTE 8 -- RECEIVABLES

    Receivables have been reduced by an allowance for doubtful accounts as follows:

                                                                                           1997       1996
                                                                                         ---------  ---------
Receivables, current...................................................................  $    38.5  $    33.5
Long-term receivables..................................................................        2.7        0.7

    Receivables include approximately $16.5 in 1997 and $19.8 in 1996 billed to customers but not paid pursuant to contract retainage provisions. These balances are due upon completion of the contracts, generally within one year.

    Unbilled receivables related to long-term contracts amount to $331.0 and $360.5 at December 31, 1997, and 1996, respectively, and are generally billable and collectible within one year.

    Long-term, interest-bearing notes receivable from the sale of assets have been reduced by valuation reserves of $1.5 in 1997 and $1.7 in 1996 to an amount that approximates realizable value.

    Honeywell entered into an agreement with a large international banking institution whereby it could sell an undivided interest in a designated pool of trade accounts receivable up to a maximum of $50.0 on an ongoing basis and without recourse. As collections reduce accounts receivable sold, Honeywell could sell an additional undivided interest in new receivables to bring the amount sold up to the $50.0 maximum. Proceeds received from the sale of receivables amounted to $238.0 in 1997,

                        HONEYWELL INC. AND SUBSIDIARIES

                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

NOTE 8 -- RECEIVABLES (CONTINUED)
$238.8 in 1996 and $22.4 in 1995. The uncollected balance of receivables sold amounted to $0.0 and $7.0 at December 31, 1997, and 1996, respectively, and averaged $19.7 and $23.2 during those respective years. This agreement was terminated in December 1997.

    In 1996, Honeywell entered into an asset securitization program with a large financial institution to sell, with recourse, certain eligible trade receivables up to a maximum of $50.0 Canadian dollars (approximately $34.8 and $36.5 U.S. Dollars at December 31, 1997 and 1996, respectively). As receivables transferred to the trust are collected, Honeywell may transfer additional receivables up to the predetermined facility limits. Gross receivables transferred to the trust amounted to $292.6 in 1997 and $31.5 in 1996. Honeywell retains the right to repurchase transferred receivables under the program, and included on the statement of financial position at year end are $27.7 and $31.5 in 1997 and 1996, respectively, of uncollected receivables held in trust.

NOTE 9 -- INVENTORIES

                                                                                      1997       1996
                                                                                    ---------  ---------
Finished goods....................................................................  $   379.3  $   386.5
Inventories related to long-term contracts........................................      151.4      122.7
Work in process...................................................................      211.3      185.8
Raw materials and supplies........................................................      286.0      242.6
                                                                                    ---------  ---------
                                                                                    $ 1,028.0  $   937.6

    Inventories related to long-term contracts are net of payments received from customers relating to the uncompleted portions of such contracts in the amounts of $43.5 and $60.7 at December 31, 1997, and 1996, respectively.

NOTE 10 -- GROSS PROPERTY, PLANT AND EQUIPMENT

                                                                                    1997        1996
                                                                                  ---------  ----------
Land............................................................................  $    68.7  $     71.6
Buildings and improvements......................................................      557.4       600.7
Machinery and equipment.........................................................    2,336.4     2,208.7
Construction in progress........................................................       82.5        92.6
                                                                                  ---------  ----------
                                                                                  $ 3,045.0  $  2,973.6

NOTE 11 -- FOREIGN SUBSIDIARIES

    The following is a summary of financial data pertaining to foreign subsidiaries:

                                                                        1997        1996        1995
                                                                      ---------  ----------  ----------
Net income..........................................................  $   235.6  $    172.9  $    142.9
Assets..............................................................  $ 2,114.8  $  1,847.8  $  1,849.4
Liabilities.........................................................    1,019.0       838.5       802.8
                                                                      ---------  ----------  ----------
Net assets..........................................................  $ 1,095.8  $  1,009.3  $  1,046.6

                        HONEYWELL INC. AND SUBSIDIARIES

                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

NOTE 11 -- FOREIGN SUBSIDIARIES (CONTINUED)
    Insofar as can be reasonably determined, there are no foreign-exchange restrictions that materially affect the financial position or the operating results of Honeywell and its subsidiaries.

NOTE 12 -- INVESTMENTS IN OTHER COMPANIES

    Following is a summary of financial data pertaining to companies 20 to 50 percent owned. The principal company included is Yamatake-Honeywell Co., Ltd., located in Japan, of which Honeywell owned 21.7 and 23.3 percent of the outstanding common stock at December 31, 1997 and 1996, respectively. This investment had a market value of $216.9 and $329.8 at December 31, 1997, and 1996, respectively.

                                                                        1997        1996        1995
                                                                      ---------  ----------  ----------
Sales...............................................................  $ 1,971.5  $  1,949.2  $  2,065.1
Gross profit........................................................      662.7       688.8       743.5
Net income..........................................................       58.7        51.8        54.2
Equity in net income................................................       12.9        13.3        13.6

Current assets......................................................  $ 1,427.8  $  1,576.9  $  1,400.6
Noncurrent assets...................................................      332.8       421.1       598.8
                                                                      ---------  ----------  ----------
                                                                        1,760.6     1,998.0     1,999.4
                                                                      ---------  ----------  ----------
Current liabilities.................................................      706.7       853.5       742.6
Noncurrent liabilities..............................................      123.2       181.4       327.8
                                                                      ---------  ----------  ----------
                                                                          829.9     1,034.9     1,070.4
                                                                      ---------  ----------  ----------
Net assets..........................................................  $   930.7  $    963.1  $    929.0
Equity in net assets................................................  $   238.0  $    241.0  $    236.8

NOTE 13 -- INTANGIBLE ASSETS

    Intangible assets have been reduced by accumulated amortization as follows:

                                                                              1997       1996
                                                                            ---------  ---------
Goodwill..................................................................  $   134.8  $    74.9
Intangibles...............................................................      305.3      272.5

NOTE 14 -- DEBT

SHORT-TERM DEBT

    Honeywell had general purpose lines of credit available totaling $1,683.1 at December 31, 1997. Committed revolving credit lines with 17 banks total $1,325.0, which management believes is adequate to meet its financing requirements, including support of commercial paper and bank note borrowings. These lines have commitment fee requirements. There were no borrowings on these lines at December 31, 1997. The remaining credit facilities of $358.1 have been arranged by non-U.S. subsidiaries in accordance with customary lending practices in their respective countries of operation. Borrowings against these lines amounted to $11.3 at December 31, 1997. The weighted-average interest rate on short-term borrowings outstanding at December 31, 1997, and 1996, respectively, was

                        HONEYWELL INC. AND SUBSIDIARIES

                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

NOTE 14 -- DEBT (CONTINUED)
as follows: commercial paper, 6.8 percent and 4.2 percent; and notes payable,
5.2 percent and 3.9 percent.

    Short-term debt consists of the following:

                                                                            1997       1996
                                                                          ---------  ---------
Commercial paper........................................................  $    43.0  $    86.5
Notes payable...........................................................       38.9       67.2
Current maturities of long-term debt....................................       64.5       98.7
                                                                          ---------  ---------
                                                                          $   146.4  $   252.4

LONG-TERM DEBT

                                                                            1997       1996
                                                                          ---------  ---------
Honeywell Inc.
  6.25% Deutsche mark bonds due 1997....................................  $          $    96.6
  7.15% to 7.71% due 1998...............................................       50.0       50.0
  7.36% to 7.46% due 1999...............................................       70.5       70.5
  7.35% due 2000........................................................       75.0       75.0
  6.60% due 2001........................................................      100.0      100.0
  6.75% due 2002........................................................      200.0
  8.63% due 2006........................................................      100.0      100.0
  7.00% due 2007........................................................      350.0
  7.13% due 2008........................................................      200.0      200.0
  7.45% to 10.50% due 2001 to 2010......................................       24.4       27.1
Subsidiaries
  3.0% to 10.0% due 1998 to 2008, various currencies....................       71.4       94.8
                                                                          ---------  ---------
                                                                            1,241.3      814.0
Less amount included in short-term debt.................................       64.5       98.7
                                                                          ---------  ---------
                                                                          $ 1,176.8  $   715.3

    The 6.25 percent Deutsche mark bonds matured in January 1997 and were linked to a currency exchange agreement that converted principal and interest payments into fixed U.S. dollar obligations with an interest cost of 8.17 percent.

    In May 1996, Honeywell established a $500.0 medium-term note program whereby it may issue notes with maturities beyond nine months in U.S. dollars or foreign currencies with fixed or variable interest rates. This facility was fully utilized in March 1997, as Honeywell issued $550.0 of new debt, primarily to fund the acquisition of Measurex Corporation. Of this new debt, $200.0 has a five year maturity and an interest rate of 6.75 percent. The remaining $350.0 is due 10 years from the issuance with an interest rate of seven percent. In August 1997, Honeywell filed a shelf registration statement which provides for the issuance of up to $500.0 of debt securities. At December 31, 1997, no debt had been issued against this facility.

                        HONEYWELL INC. AND SUBSIDIARIES

                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

NOTE 14 -- DEBT (CONTINUED)
    Honeywell uses interest rate swaps to manage its interest rate exposures and its mix of fixed and floating interest rates. In 1994, Honeywell entered into interest rate swap agreements effectively converting $50.0 of the $70.5 of medium-term notes due in 1999 to floating-rate debt based on three-month LIBOR rates. In 1995, interest rate swap agreements were initiated to effectively convert $40.0 of medium-term notes back to fixed-rate debt. In 1996, Honeywell entered into interest rate swap agreements converting the $100.0 of bonds due in 2001 and $200.0 of bonds due in 2008 to floating-rate debt based on six-month LIBOR rates. In 1997, Honeywell entered into swap agreements converting the new $550.0 of debt from fixed-rate to floating-rate debt based on six-month LIBOR. In addition, $420.0 of debt and previous swaps were converted to fixed-rate debt. The swap agreements outstanding at December 31, 1997, expire as follows:$40.0 in 1998, $100.0 in 1999, $100.0 in 2001, $400.0 in 2002, $450.0 in
2007 and $250.0 in 2008.

    Annual sinking-fund and maturity requirements for the next five years on long-term debt outstanding at December 31, 1997, are as follows:

1998......................................................  $    64.5
1999......................................................      124.4
2000......................................................       76.7
2001......................................................      116.2
2002......................................................      210.2
2003 and beyond...........................................      649.3
                                                            ---------
Total long-term debt......................................  $ 1,241.3

    Interest paid amounted to $95.0, $77.3 and $86.0 in 1997, 1996 and 1995, respectively.

NOTE 15 -- FAIR VALUE OF FINANCIAL INSTRUMENTS

    All financial instruments are held for purposes other than trading. The estimated fair values of all nonderivative financial instruments approximate their carrying amounts in the statement of financial position with the exception of long-term debt. The estimated fair value of long-term debt is based on quoted market prices for the same or similar issues or on current rates available to Honeywell for debt of the same remaining maturities. The carrying amount of long-term debt was $1,241.3 and $814.0 at December 31, 1997, and 1996, respectively; and the fair value was $1,291.3 and $833.4 at December 31, 1997, and 1996, respectively.

    The estimated fair value of interest rate swaps, foreign currency contracts, and option contracts, which is the net unrealized market gain or loss, is based primarily on quotes obtained from various financial institutions that deal in these types of instruments. The following table summarizes the

                        HONEYWELL INC. AND SUBSIDIARIES

                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

NOTE 15 -- FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED) notional value, carrying value and fair value of Honeywell's derivative financial instruments on and off the balance sheet.

                                       AT DECEMBER 31, 1997                At December 31, 1996
                                 ---------------------------------  ----------------------------------
                                 NOTIONAL    CARRYING      FAIR      Notional    Carrying      Fair
                                   VALUE       VALUE       VALUE      Value        Value       Value
                                 ---------  -----------  ---------  ----------  -----------  ---------
Interest rate swaps............  $ 1,340.0   $     0.0   $    38.5  $    390.0   $     0.0   $     7.2
Currency contracts.............    1,213.7         0.0         6.7     1,111.2        17.6        22.9
                                 ---------         ---   ---------  ----------       -----   ---------
Total..........................  $ 2,553.7   $     0.0   $    45.2  $  1,501.2   $    17.6   $    30.1
                                 ---------         ---   ---------  ----------       -----   ---------
                                 ---------         ---   ---------  ----------       -----   ---------

    Honeywell is exposed to credit risk to the extent of nonperformance by the counterparties to the foreign currency contracts and the interest rate swaps shown above. However, the credit ratings of the counterparties, which consist of a diversified group of financial institutions, are regularly monitored and risk of default is considered remote.

NOTE 16 -- LEASING ARRANGEMENTS

    As lessee, Honeywell has minimum annual lease commitments outstanding at December 31, 1997, with the majority of the leases having initial periods ranging from one to 10 years. Following is a summary of operating lease information.

                                                                            OPERATING
                                                                             LEASES
                                                                           -----------
1998.....................................................................   $   139.5
1999.....................................................................       109.0
2000.....................................................................        77.0
2001.....................................................................        53.7
2002.....................................................................        34.5
2003 and beyond..........................................................       154.8
                                                                           -----------
                                                                            $   568.5

    Rent expense for operating leases was $141.6 in 1997, $153.7 in 1996, and $143.4 in 1995.

    Substantially all leases are for plant, warehouse, office space and automobiles. A number of the leases contain renewal options ranging from one to 10 years.

                        HONEYWELL INC. AND SUBSIDIARIES

                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

NOTE 17 -- CAPITAL STOCK

                                                                         ADDITIONAL
                                                              COMMON       PAID-IN     TREASURY
                                                               STOCK       CAPITAL       STOCK
                                                            -----------  -----------  -----------
Balance December 31, 1994.................................   $   282.4    $   446.9   $  (1,576.5)
Purchase of treasury stock --
  3,090,400 shares........................................                                 (129.3)
Issued for Honeywell Foundation Pledge --
  1,000,000 treasury shares...............................                     13.4          21.7
Issued for employee stock plans --
  1,814,714 shares........................................                     27.6          33.9
  159,296 shares canceled.................................        (0.2)        (6.6)
                                                            -----------  -----------  -----------
Balance December 31, 1995.................................   $   282.2    $   481.3   $  (1,650.2)
Purchase of treasury stock --
  2,904,000 shares........................................                                 (163.2)
Issued for Honeywell Foundation Pledge --
  450,000 treasury shares.................................                      8.3           9.2
Issued for employee stock plans --
  2,399,438 shares........................................                     55.8          40.7
  317,192 shares canceled.................................        (0.5)       (16.6)
                                                            -----------  -----------  -----------
Balance December 31, 1996.................................   $   281.7    $   528.8   $  (1,763.5)
Purchase of treasury stock --
  2,250,600 shares........................................                                 (154.3)
Issued for Honeywell Foundation Pledge --
  285,700 treasury shares.................................                      7.9           5.7
Issued for employee stock plans --
  1,892,638 shares........................................                     84.4          32.8
  176,489 shares canceled.................................        (0.2)       (12.7)
                                                            -----------  -----------  -----------
Balance December 31, 1997.................................   $   281.5    $   608.4   $  (1,879.3)

STOCK-BASED COMPENSATION PLANS FOR KEY EMPLOYEES

    In 1997, the Board of Directors adopted, and the shareowners approved, the 1997 Honeywell Stock and Incentive Plan. The 1997 plan replaces the 1993 Honeywell Stock and Incentive Plan. Awards currently outstanding under the 1993 plan were not affected. The 1997 plan which terminates on April 15, 2002, provides for the award of up to 7,500,000 shares of common stock. The 1997 plan is intended to facilitate ownership and increase the interest of key employees in the growth and performance of Honeywell and motivate them to contribute to the Company's future success, thus enhancing the value of the Company for the benefit of shareowners.

    Also in 1997, the Board of Directors approved the 1997 Honeywell Employee Stock and Incentive Plan. This plan, which provides for the award of up to 2,000,000 shares of common stock, is primarily intended to retain and recognize non-executive employees for their contributions to Honeywell's success.

                        HONEYWELL INC. AND SUBSIDIARIES

                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

NOTE 17 -- CAPITAL STOCK (CONTINUED)
    The 1993 Honeywell Stock and Incentive Plan, which expired with the adoption of the 1997 plan, provided for the award of up to 7,500,000 shares of common stock. Awards made under any of the above plans may be in the form of stock options, restricted stock or other stock-based awards. At December 31, 1997 there were 14,845,277 shares reserved for all employee plans.

    In 1996, Honeywell adopted Statement of Financial Accounting Standard No. 123 (SFAS 123), "Accounting for Stock-Based Compensation". As permitted by SFAS 123, Honeywell has elected to continue following the guidance of APB 25 for measurement and recognition of stock-based transactions with employees (See Note 1 on page 32). The compensation cost that has been charged against income, for the restricted stock and other stock-based awards, was $11.2, $12.2 and $3.2 in 1997, 1996 and 1995, respectively. No compensation cost has been recognized for the awards made in the form of stock options. If compensation cost for Honeywell's stock-based compensation plans had been determined based on the fair value at the grant dates for awards under those plans, consistent with the method provided in FAS 123, Honeywell's net income and basic earnings per share would have been reduced to the pro forma amounts indicated below:

                                                          1997       1996       1995
                                                        ---------  ---------  ---------
Net Income............................  As reported     $   471.0  $   402.7  $   333.6
                                        Pro forma       $   456.2  $   392.6  $   329.7

Basic Earnings Per Share..............  As reported     $    3.71  $    3.18  $    2.62
                                        Pro forma       $    3.59  $    3.10  $    2.59

FIXED STOCK OPTIONS

    Stock option grants are reviewed and approved by the Personnel Committee of the Board of Directors. Stock options are granted periodically at the fair market value of Honeywell common stock on the date of the grant and are typically exercisable one year from the grant date.

    In July 1997, Honeywell introduced an international stock purchase plan. This plan allows eligible employees the option to purchase Honeywell shares in July 2000, at an option price of $54.72. The number of shares estimated to be issued from this program are 133,614 and have been included in the fixed options numbers below.

                        HONEYWELL INC. AND SUBSIDIARIES

                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

NOTE 17 -- CAPITAL STOCK (CONTINUED)
    A summary of the status of the fixed stock options as of December 31, 1997, 1996 and 1995 and changes during the years ending on those dates is presented below:

                                                              1997                      1996                      1995
                                                    ------------------------  ------------------------  ------------------------
                                                                 WEIGHTED                  Weighted                  Weighted
                                                                  AVERAGE                   Average                   Average
                                                     SHARES      EXERCISE      Shares      Exercise      Shares      Exercise
                                                      (000)        PRICE        (000)        Price        (000)        Price
                                                    ---------  -------------  ---------  -------------  ---------  -------------
Fixed Options
  Outstanding at beginning of year................      4,507    $      39        5,963    $      35        5,346    $      30
  Granted.........................................      1,784    $      73          423    $      54        1,891    $      43
  Assumed.........................................        671    $      52
  Exercised.......................................      1,287    $      37        1,821    $      31        1,248    $      28
  Forfeited.......................................        192    $      67           58    $      42           26    $      39
  Outstanding at end of year......................      5,483    $      51        4,507    $      39        5,963    $      35
  Options exercisable at year-end.................      3,820    $      41        4,088    $      37        4,087    $      31
  Weighted average fair value of options granted
   during the year................................  $   18.91                 $   14.19                 $   10.43

    The weighted average fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model and represents the difference between the fair market value on the date of grant and the estimated market value on the exercise date. The following weighted-average assumptions are used in the Black Scholes model for grants in 1997, 1996 and 1995, respectively: dividend yield of two percent for all years; expected volatility of 24, 27 and 24 percent, risk-free interest rates of 5.6, 6.3 and 6.0 percent, and expected life of four years for all options except the international stock purchase plan which has a three year life. The "Assumed" line identifies the options Honeywell assumed in the acquisition of Measurex and converted to options to purchase Honeywell shares. For more information of these shares, see
Note 2 on page 34.

    The following table summarizes information about fixed stock options outstanding at December 31, 1997. The fixed options outstanding include options issued under the new 1997 plans as well as the 1993 Honeywell Stock and Incentive Plan and the previous plans which the 1993 plan replaced.

                                   OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                     -----------------------------------------------  ----------------------------------
                         SHARES                                           SHARES
                     OUTSTANDING AT    REMAINING                      EXERCISABLE AT
     RANGE OF           12/31/97      CONTRACTUAL  WEIGHTED AVERAGE      12/31/97      WEIGHTED AVERAGE
  EXERCISE PRICES         (000)          LIFE       EXERCISE PRICE         (000)        EXERCISE PRICE
-------------------  ---------------  -----------  -----------------  ---------------  -----------------
$16-$24                       114        1.7 yrs       $      21               114         $      21
$25-$36                     1,061        5.0 yrs       $      32             1,061         $      32
$37-$54                     2,331        7.4 yrs       $      44             2,331         $      44
$55-$80                     1,977        8.6 yrs       $      71               313         $      60

RESTRICTED STOCK AWARDS

    Restricted shares of common stock are issued to certain key employees as compensation and as incentives tied to Honeywell performance. Restricted shares issued as compensation are awarded with a fixed restriction period ranging from three to six years. In 1993, shares were issued and tied to

                        HONEYWELL INC. AND SUBSIDIARIES

                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

NOTE 17 -- CAPITAL STOCK (CONTINUED)
performance goals which restricted the shares until the earlier to occur of: (i) the achievement of performance goals within a specified measurement period, not more than three years, or (ii) nine years. The vesting of performance shares awarded in 1996 to senior executives was established at not more than two years. Owners of restricted shares have the rights of shareowners, including the right to receive cash dividends and the right to vote. Restricted shares forfeited revert to Honeywell at no cost. Restricted shares issued totaled 237,009 in 1997, 371,917 in 1996 and 212,781 in 1995. At December 31, restricted shares outstanding under key employee plans totaled 913,667 in 1997, 835,443 in 1996 and 665,005 in 1995, with a weighted average grant date fair value of $55 and $46 in 1997 and 1996, respectively.

EMPLOYEE STOCK MATCH PLANS

    In 1990, Honeywell adopted Stock Match and Performance Stock Match plans under which Honeywell matches, in the form of Honeywell common stock, certain eligible U.S. employee savings plan contributions. Employees are vested in the shares after three years of employment. Shares issued under the stock match plans totaled 542,406 in 1997, 394,534 in 1996 and 571,905 shares in 1995 at a cost of $37.9, $23.4 and $24.2, respectively. There were 204,889 shares reserved for employee stock match plans at December 31, 1997.

STOCK PLEDGE

    In 1993, Honeywell pledged to the Honeywell Foundation a five-year option to purchase 2,000,000 shares of common stock at $33 per share. This option is transferable to charitable organizations and exercisable in whole or in part, subject to certain conditions, from time to time during its term. Shares purchased under the option totaled 285,700 in 1997, 450,000 in 1996 and 1,000,000 in 1995.

PREFERENCE STOCK

    Twenty-five million preference shares with a par value of $1 have been authorized. None have been issued at December 31, 1997.

NOTE 18 -- RETAINED EARNINGS

                                                              1997        1996        1995
                                                            ---------  ----------  ----------
Balance January 1.........................................  $ 3,074.7  $  2,805.8  $  2,600.4
Net income................................................      471.0       402.7       333.6
Dividends
  1997-$1.09 PER SHARE....................................     (138.7)
  1996-$1.06 per share....................................                 (133.8)
  1995-$1.01 per share....................................                             (128.2)
                                                            ---------  ----------  ----------
Balance December 31.......................................  $ 3,407.0  $  3,074.7  $  2,805.8

    Included in retained earnings are undistributed earnings of companies 20 to 50 percent owned, amounting to $165.5 at December 31, 1997.

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

    Industrial Control produces systems for the automation and control of process operations in industries such as oil refining, oil and gas drilling, pulp and paper manufacturing, food processing, chemical manufacturing and power generation; solid-state sensors for position, pressure, air flow, temperature and current; precision electromechanical switches; manual controls; advanced vision-based sensors; and fiber-optic components. Customers include appliance manufacturers; automotive companies; food processing companies; oil and gas producers; refining and petrochemical companies; pharmaceutical companies; paper companies; and utilities.

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

    Information concerning Honeywell's sales, operating profit and identifiable assets by industry segment can be found on pages 12 and 13. This information for 1997, 1996 and 1995 is an integral part of these financial statements. Sales include external sales only. Intersegment sales are not significant. Corporate and other assets include the assets of the entities in the "other" category and cash, short-term investments, investments, property and deferred taxes held by corporate.

                        HONEYWELL INC. AND SUBSIDIARIES

                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

NOTE 19 -- SEGMENT INFORMATION (CONTINUED)

    Following is additional financial information relating to industry segments:

                                                                    1997       1996       1995
                                                                  ---------  ---------  ---------
Capital expenditures
  Home and Building Control.....................................  $   117.8  $   106.8  $    87.2
  Industrial Control............................................       76.1       74.8       73.0
  Space and Aviation Control....................................       59.7       55.8       42.9
  Corporate and other...........................................       44.7       59.1       35.0
                                                                  ---------  ---------  ---------
                                                                  $   298.3  $   296.5  $   238.1

Depreciation and amortization
  Home and Building Control.....................................  $    86.3  $    98.4  $    87.4
  Industrial Control............................................       71.6       72.3       69.3
  Space and Aviation Control....................................       55.3       84.0      109.7
  Corporate and other...........................................       32.8       32.8       26.5
                                                                  ---------  ---------  ---------
                                                                  $   246.0  $   287.5  $   292.9

    Honeywell is a global company and as such engages in material operations in countries worldwide. Geographic areas of operation include Europe, Canada, Mexico, Asia, Australia, and South America.

    Following is financial information relating to geographic areas:

                                                              1997        1996        1995
                                                            ---------  ----------  ----------
External sales
  United States...........................................  $ 4,843.5  $  4,477.9  $  4,087.5
  Europe..................................................    2,136.1     1,981.7     1,858.9
  Other areas.............................................    1,047.9       852.0       784.9
                                                            ---------  ----------  ----------
                                                            $ 8,027.5  $  7,311.6  $  6,731.3

Transfers between geographic areas
  United States...........................................  $   410.8  $    364.4  $    318.6
  Europe..................................................       79.6        73.2        67.1
  Other areas.............................................      102.8        77.5        61.5
                                                            ---------  ----------  ----------
                                                            $   593.2  $    515.1  $    447.2

Total sales
  United States...........................................  $ 5,254.3  $  4,842.3  $  4,406.1
  Europe..................................................    2,215.7     2,054.9     1,926.0
  Other areas.............................................    1,150.7       929.5       846.4
  Eliminations............................................     (593.2)     (515.1)     (447.2)
                                                            ---------  ----------  ----------
                                                            $ 8,027.5  $  7,311.6  $  6,731.3

                        HONEYWELL INC. AND SUBSIDIARIES

                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

NOTE 19 -- SEGMENT INFORMATION (CONTINUED)

                                                              1997        1996        1995
                                                            ---------  ----------  ----------
Operating profit
  United States...........................................  $   528.5  $    484.2  $    425.4
  Europe..................................................      234.1       203.0       191.7
  Other areas.............................................      111.3        83.0        55.7
                                                            ---------  ----------  ----------
  Operating profit........................................      873.9       770.2       672.8
  Interest expense........................................     (101.9)      (81.4)      (83.3)
  Equity income...........................................       12.9        13.3        13.6
  General corporate expense...............................      (81.7)      (91.9)      (97.6)
                                                            ---------  ----------  ----------
  Income before income taxes..............................  $   703.2  $    610.2  $    505.5

Identifiable Assets
  United States...........................................  $ 3,195.6  $  2,828.3  $  2,331.1
  Europe..................................................    1,542.8     1,479.9     1,375.0
  Other areas.............................................      617.8       444.9       461.4
  Corporate...............................................    1,055.2       740.2       892.7
                                                            ---------  ----------  ----------
                                                            $ 6,411.4  $  5,493.3  $  5,060.2

    Honeywell transfers products from one geographic region for resale in another. These transfers are priced to provide both areas with an equitable share of the overall profit.

    In 1997, Honeywell committed itself to a plan of action and recorded special charges of $90.7 to reduce operating costs and improve margins. At December 31, 1997, $35.9 had been paid and was funded by cash flows from operations. Operating profit is net of provisions for special charges amounting to $90.7 in 1997 as follows: United States, $61.3; Europe, $27.7; other areas, $1.7.

NOTE 20 -- PENSION PLANS

    Honeywell and its subsidiaries have noncontributory defined benefit pension plans that cover a substantial majority of their U.S. employees. The plan covering non-union employees provides pension benefits based on employee average earnings during the highest paid 60 consecutive calendar months of employment during the 10 years prior to retirement. The plan covering union employees provides pension benefits of stated amounts for each year of credited service. Funding for these plans is provided solely through contributions from Honeywell determined by the Board of Directors after consideration of recommendations from the plans' independent actuary. Such recommendations are based on actuarial valuations of benefits payable under the plans.

                        HONEYWELL INC. AND SUBSIDIARIES

                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

NOTE 20 -- PENSION PLANS (CONTINUED)
    The components of net periodic pension cost for U.S. defined benefit pension plans are as follows:

U.S. Defined                                                     1997       1996       1995
-------------------------------------------------------------  ---------  ---------  ---------
Service cost of benefits earned during the period............  $    54.2  $    55.6  $    50.5
Interest cost of projected benefit obligation................      236.9      226.3      222.8
Actual return on assets......................................     (721.0)    (339.1)    (400.8)
Net amortization and deferral................................      489.8      130.6      228.9
                                                               ---------  ---------  ---------
                                                               $    59.9  $    73.4  $   101.4

    Following is a summary of assumptions used in the accounting for the U.S. defined benefit plans.

U.S. Defined                                                              1997        1996         1995
---------------------------------------------------------------------  ----------  -----------  -----------
Discount rate used in determining present values.....................        7.5%        7.8%         7.5%
Annual increase in future compensation levels........................        4.4%        4.7%         4.4%
Expected long-term rate of return on assets..........................        9.5%        9.5%         8.5%

    Employees in foreign countries who are not U.S. citizens are covered by various retirement benefit arrangements, some of which are considered to be defined benefit pension plans for accounting purposes. The net cost of all foreign pension plans amounted to $15.7 in 1997, $10.9 in 1996, and $(3.6) in 1995.

    The components of net periodic pension cost for foreign defined benefit pension plans governed by Financial Accounting Standard No. 87 are as follows:

Foreign Defined                                                   1997       1996       1995
--------------------------------------------------------------  ---------  ---------  ---------
Service cost of benefits earned during the period.............  $    33.7  $    33.6  $    31.2
Interest cost of projected benefit obligation.................       58.0       58.3       55.7
Actual return on assets.......................................     (127.9)    (102.8)     (90.6)
Net amortization and deferral.................................       50.4       19.6       (3.2)
                                                                ---------  ---------  ---------
                                                                $    14.2  $     8.7  $    (6.9)

    Assumptions used in the accounting for foreign defined benefit plans were:

Foreign Defined                                              1997        1996          1995
--------------------------------------------------------  ----------  -----------  ------------
Discount rate used in determining present values........    4.5-8.5%    4.5-9.0%      4.5-9.5%
Annual increase in future compensation levels...........    2.0-6.8%    2.0-7.0%     2.0-7.25%
Expected long-term rate of return on assets.............    5.5-9.0%    5.5-9.0%      5.5-9.0%

                        HONEYWELL INC. AND SUBSIDIARIES

                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

NOTE 20 -- PENSION PLANS (CONTINUED)
    The plans' funded status as of September 30, adjusted for fourth quarter contributions, and amounts recognized in Honeywell's statement of financial position for its pension plans are summarized below.

                                                                                       Plans Whose
                                                                                          Assets      Plans Whose
                                                                                          Exceed      Accumulated
                                                                                       Accumulated     Benefits
1997 (U.S. and Foreign)                                                                  Benefits    Exceed Assets
-------------------------------------------------------------------------------------  ------------  -------------
Actuarial present value of benefit obligations:
  Vested benefit obligation..........................................................   $ (3,318.6)    $  (162.3)
  Accumulated benefit obligation.....................................................   $ (3,610.9)    $  (182.6)
  Projected benefit obligation.......................................................   $ (3,973.1)    $  (204.3)
Plan assets at fair value............................................................      4,525.2         118.4
                                                                                       ------------  -------------
Projected benefit obligation (in excess of) less than plan assets....................        552.1         (85.9)
Remaining unrecognized net transition (asset) obligation.............................        (63.0)         34.1
Unrecognized prior service cost......................................................        206.9           7.9
Unrecognized net (gain) loss.........................................................       (332.5)         30.2
Fourth-quarter 1997 contributions to plans...........................................         20.0           1.0
Adjustment to recognize maximum liability............................................                      (50.5)
                                                                                       ------------  -------------
Overfunded (unfunded) pension asset (liability) recognized in the statement of
 financial position..................................................................   $    383.5     $   (63.2)

                                                                                       Plans Whose   Plans Whose
                                                                                          Assets     Accumulated
                                                                                          Exceed       Benefits
                                                                                       Accumulated      Exceed
1996 (U.S. and Foreign)                                                                  Benefits       Assets
-------------------------------------------------------------------------------------  ------------  ------------
Actuarial present value of benefit obligations:
  Vested benefit obligation..........................................................   $ (3,193.1)   $   (163.0)
  Accumulated benefit obligation.....................................................   $ (3,462.2)   $   (192.5)
  Projected benefit obligation.......................................................   $ (3,798.9)   $   (211.3)
Plan assets at fair value............................................................      3,845.0         118.9
                                                                                       ------------  ------------
Projected benefit obligation (in excess of) less than plan assets....................         46.1         (92.4)
Remaining unrecognized net transition (asset) obligation.............................        (81.1)         41.4
Unrecognized prior service cost......................................................        233.2           9.0
Unrecognized net loss................................................................         40.5          25.0
Other................................................................................          0.1          (1.3)
Fourth-quarter 1996 contributions to plans...........................................         20.3           0.6
Adjustment to recognize minimum liability............................................                      (17.8)
                                                                                       ------------  ------------
Overfunded (unfunded) pension asset (liability) recognized in the statement of
 financial position..................................................................   $    259.1    $    (35.5)

    Adjustments recorded to recognize the minimum liability required for defined benefit pension plans whose accumulated benefits exceed assets amounted to $50.5 in 1997 and $17.8 in 1996.

                        HONEYWELL INC. AND SUBSIDIARIES

                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

NOTE 20 -- PENSION PLANS (CONTINUED)
A corresponding amount was recognized as an intangible asset to the extent of unrecognized prior service cost and unrecognized transition obligation. At December 31, 1997, $11.3 of excess minimum liability resulted in a reduction in shareowners' equity, net of income taxes, of $6.9. At December 31, 1996, $8.0 of excess minimum liability resulted in a reduction in shareowners' equity, net of income taxes, of $4.9.

    Plan assets are held by trust funds devoted to servicing pension benefits and are not available to Honeywell until all covered benefits are satisfied after a plan is terminated. The assets held by the trust funds consist primarily of a diversified portfolio of fixed-income investments and equity securities.

NOTE 21 -- POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

    Substantially all of Honeywell's domestic and Canadian employees who retire from Honeywell between the ages of 55 and 65 with 10 or more years of service are eligible to receive medical benefits, until age 65, identical to those available to active employees. Honeywell funds postretirement benefits on a pay-as-you-go basis.

    The components of net periodic postretirement benefit cost are as follows:

                                                                        1997       1996       1995
                                                                      ---------  ---------  ---------
Service cost of benefits earned during the period...................  $     8.2  $    13.0  $    11.5
Interest cost on accumulated postretirement benefit obligation......       18.3       22.4       23.1
Net amortization....................................................       (7.1)       0.9        1.1
                                                                      ---------  ---------  ---------
                                                                      $    19.4  $    36.3  $    35.7

    Unrecognized net gains or losses in excess of 10 percent of the accumulated postretirement benefit obligation are amortized over ten years.

    The amounts recognized in Honeywell's statement of financial position are as follows:

                                                                              1997       1996
                                                                            ---------  ---------
Accumulated postretirement benefit obligation:
  Retirees................................................................  $    72.9  $    78.9
  Fully eligible active plan participants.................................       46.4       60.2
  Other active plan participants..........................................      127.0      148.3
                                                                            ---------  ---------
  Subtotal................................................................      246.3      287.4
  Unrecognized prior service cost.........................................       (4.3)      (6.0)
  Unrecognized net gain...................................................       82.4       41.0
                                                                            ---------  ---------
Accrued postretirement benefit cost.......................................  $   324.4  $   322.4

    The discount rate used in determining the APBO was 7.5 percent in 1997 and 1996. The assumed health-care cost trend rate used in measuring the APBO was 5.0 percent in 1997 and 1996. The health-care cost trend rate assumption has a significant effect on the amounts reported. For example, a one percent increase in the health-care trend rate would increase the APBO by 9.2 percent at September 30, 1997, and the service and interest cost components of the net periodic benefit cost by 12.0 percent for 1997.

                        HONEYWELL INC. AND SUBSIDIARIES

                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

NOTE 22 -- CONTINGENCIES

LITTON LITIGATION

    On March 13, 1990, Litton Systems, Inc. filed a legal action against Honeywell in U.S. District Court, Central District of California, Los Angeles, (the "trial court") with claims that were subsequently split into two separate cases. One alleges patent infringement under federal law for using an ion-beam process to coat mirrors incorporated in Honeywell's ring laser gyroscopes, and tortious interference under state law for interfering with Litton's prospective advantage with customers and contractual relationships with an inventor and his company, Ojai Research, Inc. The other case alleges monopolization and attempted monopolization under federal antitrust laws by Honeywell in the sale of inertial reference systems containing ring laser gyroscopes into the commercial aircraft market. Honeywell generally denied Litton's allegations in both cases. In the patent/tort case, Honeywell also contested the validity as well as the infringement of the patent, alleging, among other things, that the patent had been obtained by Litton's inequitable conduct before the United States Patent and Trademark Office.

    PATENT/TORT CASE

    U.S. District Court Judge Mariana Pfaelzer presided over the patent infringement and tortious interference trial and on August 31, 1993, a jury returned a verdict in favor of Litton, awarding damages against Honeywell in the amount of $1.2 billion. Honeywell filed post-trial motions contesting the verdict and damage award. On January 9, 1995, the trial court set them aside, ruling, among other things, that the Litton patent was invalid due to obviousness, unenforceable because of Litton's inequitable conduct before the Patent and Trademark Office, and in any case, not infringed by Honeywell's current process. It further ruled that the state tort claims were not supported by sufficient evidence. The trial court also held that if its rulings concerning liability were vacated or reversed on appeal, Honeywell should be granted a new trial on the issue of damages because the jury's award was inconsistent with the clear weight of the evidence and based upon a speculative damage study.

    Litton appealed to the U.S. Court of Appeals for the Federal Circuit (the "Federal Circuit"), and on July 3, 1996, in a two to one split decision, a three judge panel of that court reversed the trial court's rulings of patent invalidity, unenforceability and non-infringement, and also found Honeywell to have violated California law by intentionally interfering with Litton's consultant contracts and customer prospects. However, the panel upheld two trial court rulings favorable to Honeywell, namely that Honeywell was entitled to a new trial for damages on all claims and also to a grant of intervening patent rights which are to be defined and quantified by the trial court. After unsuccessfully requesting an "en banc" rehearing of the panel's decision by the full Federal Circuit appellate court, Honeywell filed a petition for "certiorari" with the U.S. Supreme Court on November 26, 1996, seeking review of the panel's decision. In the interim, Litton filed a motion and briefs with the trial court seeking injunctive relief. After Honeywell and certain aircraft manufacturers filed briefs and made oral arguments opposing the injunction, the trial court denied Litton's motion on public interest grounds on December 23, 1996, and then scheduled the patent/tort damages retrial for May 6, 1997.

    On March 17, 1997, the U.S. Supreme Court granted Honeywell's petition for review in the patent/tort case and vacated the July 3, 1996 Federal Circuit panel decision. The case was then remanded to the Federal Circuit panel for reconsideration in light of a recent decision by the U.S.

                        HONEYWELL INC. AND SUBSIDIARIES

                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

NOTE 22 -- CONTINGENCIES (CONTINUED)
Supreme Court in the WARNER-JENKINSON V. HILTON DAVIS case, which refined the law concerning patent infringement under the doctrine of equivalents. On March 21, 1997, Litton also filed a notice of appeal to the Federal Circuit of the trial court's December 23, 1996 decision to deny injunctive relief, but the Federal Circuit stayed any briefing or consideration of that matter until such time as it completes the reconsideration of liability issues ordered by the U.S. Supreme Court.

    Following the submission of briefs, the parties argued the liability issues before the same three judge Federal Circuit panel on September 30, 1997, and that panel has not indicated when it will issue a decision. The panel could rule, in whole or in part, for Honeywell or in favor of Litton, and any such ruling could be subject to further appeal by either party. The damages only retrial for the patent and tort claims, originally scheduled to commence in May 1997, was postponed indefinitely pending the decision of the Federal Circuit on liability. Before that postponement occurred Litton had submitted a revised damage study to the trial court, seeking damages as high as $1.9 billion. Honeywell believes that Litton's damage study remains flawed and speculative for a number of reasons, and depending upon the outcome of the appeal concerning liability, it may be necessary for Litton to further revise its study.

    It is not possible at this time to predict the outcome of appeals in this case, or the verdict in any retrial which may occur thereafter, but certain potential judgments could be material to Honeywell. Honeywell believes, however, that any award of damages for infringement or interference should be based upon a reasonable royalty reflecting the value of the ion-beam coating process, and further that such an award would not be material to Honeywell's financial position or results of operations. No provision has been made in the financial statements with respect to this contingent liability.

    ANTITRUST CASE

    Preparations for, and conduct of, the antitrust case have generally followed the completion of comparable proceedings in the patent/tort case. Trial did not begin in the antitrust case until November 20, 1995. Judge Pfaelzer also presided over this trial, but it was held before a different jury. At the close of evidence and before jury deliberations began, the trial court dismissed, for failure of proof, Litton's contentions that Honeywell had illegally monopolized and attempted to monopolize by engaging in below-cost predatory pricing; tying and bundling product offerings under packaged pricing; misrepresenting its products and disparaging Litton products; and acquiring the Sperry Avionics business in 1986. On February 2, 1996, the case was submitted to the jury on the remaining allegations that Honeywell had illegally monopolized and attempted to monopolize by entering into certain long-term exclusive dealing and penalty arrangements with aircraft manufacturers and airlines to exclude Litton from the commercial aircraft market, and by failing to provide Litton with access to proprietary software used in the cockpits of certain business jets. On February 29, 1996, the jury returned a $234 million single damages verdict against Honeywell for illegal monopolization which verdict would have been automatically trebled. On March 1, 1996, the jury indicated that it was unable to reach a verdict on damages for attempted monopolization, and a mistrial was declared as to that claim.

    Honeywell subsequently filed a motion for judgment as a matter of law and a motion for a new trial, contending, among other things, that the jury's partial verdict should be overturned because Honeywell was prejudiced at trial, and Litton failed to prove essential elements of liability or submit

                        HONEYWELL INC. AND SUBSIDIARIES

                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

NOTE 22 -- CONTINGENCIES (CONTINUED)
competent evidence to support its speculative, all-or-nothing $298.5 million damage claim. Litton filed a motion for entry of judgment and a motion for injunctive relief. On July 24, 1996, the trial court denied Honeywell's alternative motions for judgment as a matter of law or a complete new trial, but concluded that Litton's damage study was seriously flawed and granted Honeywell a retrial on damages only. The court also denied Litton's two motions. At that time, Judge Pfaelzer was expected to conduct the retrial of antitrust damages sometime following the retrial of patent/tort damages. These retrials will be held before two new, and different, juries. However, after the U.S. Supreme Court remanded the patent/tort case to the Federal Circuit in March 1997, Litton moved to have the trial court expeditiously schedule the antitrust damages retrial. In September 1997, the trial court rejected that motion, indicating that it wished to know the outcome of the current patent/tort appeal before scheduling retrials of any type.

    Honeywell believes there are questions concerning the identity and nature of the business arrangements and conduct which were found by the antitrust jury in 1996 to be anti-competitive and damaging to Litton, and that consequently any damages retrial will also require a reappraisal of liability in some respects by the next antitrust jury. Following this retrial, Honeywell will have the right to appeal the eventual judgment, as to both liability and damages, to the U.S. Court of Appeals for the Ninth Circuit. As a result of the uncertainty regarding the outcome of this matter, no provision has been made in the financial statements with respect to this contingent liability. Honeywell further believes that it would be inappropriate for Litton to obtain recovery of the same damages, e.g. losses it suffered due to Honeywell's sales of ring laser gyroscope-based inertial systems to OEMs and airline customers, under multiple legal theories and claims, and that eventually no duplicative recovery will be permitted in and among the patent/tort and antitrust cases.

    In the fall of 1996, Litton and Honeywell commenced a court ordered mediation of the patent, tort and antitrust claims. No claim was resolved or settled, and the mediation is currently in recess.

ENVIRONMENTAL MATTERS

    Honeywell's manufacturing sites generate both hazardous and nonhazardous wastes, the treatment, storage, transportation and disposal of which are subject to various local, state and federal laws relating to protection of the environment. Honeywell is in varying stages of investigation or remediation of potential, alleged or acknowledged contamination at currently or previously owned or operated sites and at off-site locations where its wastes were taken for treatment or disposal. In connection with the cleanup of various off-site locations, Honeywell, along with a large number of other entities, has been designated a potentially responsible party (PRP) by the U.S. Environmental Protection Agency under the Comprehensive Environmental Response, Compensation and Liability Act or by state agencies under similar state laws (Superfund), which potentially subject PRPs to joint and several liability for the costs of such cleanup. In addition, Honeywell is incurring costs relating to environmental remediation pursuant to the federal Resource Conservation and Recovery Act. Based on Honeywell's assessment of the costs associated with its environmental responsibilities, compliance with federal, state and local laws regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had and, in the opinion of Honeywell management, will not have a material effect on Honeywell's financial position, net income, capital expenditures or competitive position. Honeywell's opinion with regard to Superfund matters is based

                        HONEYWELL INC. AND SUBSIDIARIES

                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

NOTE 22 -- CONTINGENCIES (CONTINUED)
on its assessment of the predicted investigation, remediation and associated costs, its expected share of those costs, and the availability of legal defenses. In October 1996, The American Institute of Certified Public Accountants issued Statement of Position (SOP) 96-1, "Environmental Remediation Liabilities." This SOP provides guidance on specific accounting issues that are present in the recognition, measurement, display and disclosure of environmental remediation liabilities. The provisions of the SOP were adopted by Honeywell in 1997 and the discounted liabilities were not materially different from the undiscounted environmental liability.

OTHER MATTERS

    Honeywell is a party to a large number of other legal proceedings, some of which are for substantial amounts. It is the opinion of management that any losses in connection with these matters will not have a material effect on Honeywell's net income, financial position or liquidity.

    Honeywell has entered into letter of credit agreements with various financial institutions to support certain financing instruments and insurance policies aggregating approximately $204.8 at December 31, 1997.

NOTE 23 -- QUARTERLY DATA (UNAUDITED)

1997                                           1ST QTR.    2ND QTR.    3RD QTR.    4TH QTR.
--------------------------------------------  ----------  ----------  ----------  ----------
Sales.......................................  $  1,685.7  $  1,977.3  $  2,038.7  $  2,325.8
Cost of sales...............................     1,149.7     1,359.1     1,390.3     1,526.0
Net income..................................        75.6        98.4       118.9       178.1
Basic earnings per share....................        0.60        0.77        0.93        1.41
Diluted earnings per share..................        0.59        0.76        0.92        1.38

1996                                           1st Qtr.    2nd Qtr.    3rd Qtr.    4th Qtr.
--------------------------------------------  ----------  ----------  ----------  ----------
Sales.......................................  $  1,619.5  $  1,771.6  $  1,803.1  $  2,117.4
Cost of sales...............................     1,109.0     1,222.6     1,221.7     1,422.1
Net income..................................        65.1        83.3       101.1       153.2
Basic earnings per share....................        0.51        0.66        0.80        1.21
Diluted earnings per share..................        0.50        0.65        0.78        1.18

    Shareowners of record on January 30, 1998, totaled 30,819.

    The fourth quarter of 1997 includes a $16.8 gain from the sale of businesses ($11.5 after-tax) and special charges of $30.3 ($20.8 after-tax).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    No report on Form 8-K reporting a change in Honeywell's certifying independent accountants has been filed within the 24 months prior to the date of the most recent financial statements.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Pages 8 through 12 of the Honeywell Notice of 1998 Annual Meeting and Proxy Statement are incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

    Pages 15 through 23 of the Honeywell Notice of 1998 Annual Meeting and Proxy Statement are incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Page 14 of the Honeywell Notice of 1998 Annual Meeting and Proxy Statement are incorporated herein by reference.

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

                                                                                         PAGE
                                                                                       ---------
Honeywell Inc. and Subsidiaries:
  Independent Auditors' Report.......................................................         28
  Income Statement...................................................................         29
  Statement of Financial Position....................................................         30
  Statement of Cash Flows............................................................         31
  Notes to Financial Statements......................................................         32

2.  FINANCIAL STATEMENT SCHEDULES

    The schedules required to be filed as part of this Annual Report on Form 10-K are listed below with their location in this report.

                                                        PAGE
                                                        ----
   Honeywell Inc. and Subsidiaries:
     Independent Auditors' Report....................     28
     Schedules for the Years Ended December 31, 1997,
      1996 and 1995:
           II  --  Valuation Reserves................     63

    All schedules, other than indicated above, are omitted because of the absence of the conditions under which they are required or because the information required is shown in the financial statements or notes thereto.

3.  EXHIBITS

    Documents Incorporated by Reference:

 (3)(i)      Restated Certificate of Incorporation of Honeywell Inc. dated June 18, 1991 is incorporated by reference to Exhibit 3(a) to Honeywell Annual Report on
             Form 10-K for the fiscal year ended December 31, 1992, Commission file number 1-971.
 (4)(i)      Rights Agreement between Honeywell Inc. and Chemical Mellon Shareholder
             Services L.L.C., as Rights Agent, dated as of January 16, 1996 is incorporated by reference to Exhibit 4 to Honeywell's Current Report on
             Form 8-K dated January 31, 1996.
 (4)(ii)(a)  Indenture, dated as of August 1, 1994, between Honeywell Inc. and The Chase
             Manhattan Bank (National Association), as Trustee for Honeywell Inc.
             Medium-Term Notes, Series A is incorporated by reference to Exhibit (4)(b)
             to Honeywell's Annual Report on Form 10-K for the fiscal year ended
             December 31, 1994.
 (4)(ii)(b)  Indenture, dated as of July 15, 1996, between Honeywell Inc., as Guarantor,
             Honeywell Canada Limited, Honeywell N.V. and The Chase Manhattan Bank
             (National Association), as Trustee for Honeywell Inc., Honeywell Canada
             Limited, Honeywell N.V. is incorporated by reference to Exhibit 4.2 to
             Honeywell's Current Report on Form 8-K dated July 18, 1996.
(10)(i)(a)   Credit Agreement dated as of April 15, 1997 among Honeywell Inc., Morgan
             Guaranty Trust Company of New York, as Documentation Agent, Citicorp USA,
             Inc., Chase Securities Inc. and J.P. Morgan Securities Inc., as
             Co-Arrangers and The Chase Manhattan Bank, as Administrative Agent is
             incorporated by reference to Exhibit 99(ii) to Honeywell's Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 1997.
(10)(iii)(a) Honeywell Key Employee Severance Plan, as amended is incorporated by reference to Exhibit (10)(iii)(a) to Honeywell's Annual Report on Form 10-K
             for the fiscal year ended December 31, 1994.*
(10)(iii)(b) Honeywell Supplementary Executive Retirement Plan for Mid-Career Hires, as
             amended is incorporated by reference to Exhibit (10)(iii)(b) to Honeywell's
             Annual Report on Form 10-K for the fiscal year ended December 31, 1994.*
(10)(iii)(c) Honeywell-Norwest Rabbi Trust Agreement, as amended is incorporated by reference to Exhibit (10)(iii)(c) to Honeywell's Annual Report on Form 10-K
             for the fiscal year ended December 31, 1994.*
(10)(iii)(d) 1993 Honeywell Stock and Incentive Plan, is incorporated by reference to
             Exhibit (10)(iii)(d) to Honeywell's Annual Report on Form 10-K for the
             fiscal year ended December 31, 1994.*
(10)(iii)(e) 1988 Honeywell Stock and Incentive Plan, is incorporated by reference to
             Exhibit (10)(iii)(e) to Honeywell's Annual Report on Form 10-K for the
             fiscal year ended December 31, 1994.*
(10)(iii)(g) Honeywell Corporate Executive Compensation Plan, as amended is incorporated by reference to Exhibit (10)(iii)(g) to Honeywell's Annual Report on Form
             10-K for the fiscal year ended December 31, 1996.*
(10)(iii)(h) Honeywell Supplementary Executive Retirement Plan for Compensation in
             Excess of $200,000, as amended is incorporated by reference to Exhibit
             (10)(iii)(h) to Honeywell's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.*

(10)(iii)(i) Honeywell Supplementary Executive Retirement Plan for CECP Participants, as
             amended is incorporated by reference to Exhibit (10)(iii)(i) to Honeywell's
             Annual Report on Form 10-K for the fiscal year ended December 31, 1994.*
(10)(iii)(j) Honeywell Supplementary Retirement Plan, as amended is incorporated by reference to Exhibit (10)(iii)(j) to Honeywell's Annual Report on Form 10-K
             for the fiscal year ended December 31, 1994.*
(10)(iii)(k) Honeywell Supplementary Executive Retirement Plan for Benefits in Excess of
             Limits Under Tax Reform Act of 1986, as amended is incorporated by reference to Exhibit (10)(iii)(k) to Honeywell's Annual Report on Form 10-K
             for the fiscal year ended December 31, 1994.*
(10)(iii)(l) Honeywell Executive Life Insurance Agreement, is incorporated by reference to Exhibit 10(iii)(m) to Honeywell's Annual Report on Form 10-K for the
             fiscal year ended December 31, 1993.*
(10)(iii)(m) Form of Executive Termination Contract is incorporated by reference to
             Exhibit (10)(iii)(m) to Honeywell's Annual Report on Form 10-K for the
             fiscal year ended December 31, 1994.*
(10)(iii)(n) Honeywell Senior Management Performance Incentive Plan is incorporated by reference to Exhibit (10)(iii)(o) to Honeywell's Annual Report on Form 10-K
             for the fiscal year ended 1996.*
(99)(ii)     Honeywell Notice of 1998 Annual Meeting and Proxy Statement.**

Exhibits submitted herewith:
 (3)(ii)     By-laws of Honeywell Inc., as amended through April 15, 1997.
(10)(iii)(f) Honeywell Non-Employee Directors Fee and Stock Unit Plan, as amended through June 17, 1997.*
(10)(iii)(o) 1997 Honeywell Stock and Incentive Plan.*
(11)         Computation of Earnings Per Share.
(12)         Computation of Ratios of Earnings to Fixed Charges.
(21)         Subsidiaries of Honeywell.
(23)         Consent of Independent Auditors.
(24)         Powers of Attorney.
(27)         Financial Data Schedule.
(99)(i)      Cautionary Statements for Purposes of the Safe Harbor Provisions of The
             Private Securities Litigation Reform Act of 1995.

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

                                HONEYWELL INC.

                                By:            /s/ KATHLEEN M. GIBSON
                                     -----------------------------------------
                                       Kathleen M. Gibson, VICE PRESIDENT AND
                                                CORPORATE SECRETARY

Dated: March 17, 1998

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          SIGNATURE                                               TITLE
-----------------------------  ----------------------------------------------------------------------------

M. R. BONSIGNORE               Chairman of the Board and Chief Executive Officer, and Director

L.W. STRANGHOENER              Vice President and Chief Financial Officer

P. M. PALAZZARI                Vice President and Controller, and Principal Accounting Officer

A. J. BACIOCCO, JR.            Director

E. E. BAILEY                   Director

W. H. DONALDSON                Director

G. FERRARI                     Director

R. D. FULLERTON                Director

J. J. HOWARD                   Director

B. E. KARATZ                   Director

A. B. RAND                     Director

S. G. ROTHMEIER                Director

M. W. WRIGHT                   Director

By:    /s/ KATHLEEN M. GIBSON
      -------------------------
         Kathleen M. Gibson,
          ATTORNEY-IN-FACT
           March 17, 1998

                                                                     SCHEDULE II

                        HONEYWELL INC. AND SUBSIDIARIES

                               VALUATION RESERVES

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                             (DOLLARS IN MILLIONS)

                                                                  BALANCE AT    ADDITIONS    DEDUCTIONS    BALANCE
                                                                   BEGINNING   CHARGED TO       FROM      AT CLOSE
                                                                    OF YEAR      INCOME       RESERVES     OF YEAR
                                                                  -----------  -----------  ------------  ---------
Reserves deducted from assets to which they apply -- allowance for doubtful accounts:

RECEIVABLES -- CURRENT
Year ended December 31, 1997....................................   $    33.5   $  14.1 (1)  $    9.1 (2)  $    38.5
Year ended December 31, 1996....................................        34.5      10.5 (1)      11.5 (2)       33.5
Year ended December 31, 1995....................................        31.1      10.4 (1)       7.0 (2)       34.5

LONG-TERM RECEIVABLES
Year ended December 31, 1997....................................         0.7           2.0            --        2.7
Year ended December 31, 1996....................................         0.7            --            --        0.7
Year ended December 31, 1995....................................         0.7            --            --        0.7

Reserves deducted from assets to which they apply -- valuation reserve:

LONG-TERM NOTES RECEIVABLE
Year ended December 31, 1997....................................         1.7      (0.2)(1)            --        1.5
Year ended December 31, 1996....................................         1.8      (0.1)(1)            --        1.7
Year ended December 31, 1995....................................         1.9      (0.1)(1)            --        1.8

------------------------

Notes:

(1) Represents amounts included in selling, general and administrative expense.

(2) Represents uncollectible accounts written off, less recoveries, translation adjustments, and reserves acquired.