Form 10-Q
period 1998-04-05
HONEYWELL INC
filed 1998-05-15
CIK 48305

Page 2
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.    20549

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 5, 1998

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
     (State or other jurisdiction                          (I.R.S. Employer
           of incorporation)                               dentification No.)

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

                              Yes   x        No
                                  _____         _____

As of April 3, 1998, the number of shares outstanding of the registrant's common stock, $1.50 par value, was 126,141,171.

                                                                          Page 2
                        PART I.    FINANCIAL INFORMATION
                        --------------------------------

Item 1.   Financial Statements


                                INCOME STATEMENT
                         Honeywell Inc. and Subsidiaries
                                   (Unaudited)

                                                    First Quarter Ended
                                               ------------------------------
(Dollars in Millions Except Per Share Amounts) April 5, 1998   March 30, 1997
--------------------------------------------------------------------------------
SALES                                             $1,923.3     $1,685.7
                                                  --------     --------
COSTS AND EXPENSES
   Cost of sales                                   1,326.8      1,149.7
   Research and development                          113.5         93.2
   Selling, general and administrative               314.7        310.7
   Interest - net                                     24.2         18.6
   Equity (income) loss                                0.3         (1.1)
                                                  --------     --------
TOTAL COSTS AND EXPENSES                           1,779.5      1,571.1
                                                  --------     --------
INCOME BEFORE INCOME TAXES                           143.8        114.6

PROVISION FOR INCOME TAXES                            47.5         39.0
                                                  --------     --------
NET INCOME                                        $   96.3     $   75.6
                                                  ========     ========

BASIC EARNINGS PER COMMON SHARE                   $   0.76      $   0.60
                                                  ========      ========
AVERAGE COMMON SHARES OUTSTANDING              126,189,575   126,782,640

DILUTED EARNINGS PER COMMON SHARE                 $   0.75      $   0.59
                                                  ========      ========
AVERAGE COMMON AND DILUTED SHARES OUTSTANDING  127,961,579   129,172,386

                                                                          Page 3
                             STATEMENT OF CASH FLOWS
                         Honeywell Inc. and Subsidiaries
                                   (Unaudited)

                                                          Three Months Ended
                                                   -----------------------------
(Dollars in Millions)                              April 5, 1998  March 30, 1997
                                                   -------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                           $ 96.3         $ 75.6
  Adjustments to reconcile net income to net cash flows
     from operating activities:
       Depreciation                                      62.6           58.5
       Amortization of intangibles                       18.3           15.8
       Deferred income taxes                             (0.8)           1.9
       Equity (income) loss, net of dividends received    0.3           (1.1)
       (Gain) loss on sale of assets                      0.3           (0.4)
       Contributions to employee stock plans             15.7           15.6
       Decrease in receivables                          107.3           92.9
       Increase in inventories                          (85.5)         (65.0)
       Decrease in accounts payable                     (55.1)        (132.9)
       Decrease in accrued income taxes and interest    (73.5)         (66.1)
       Other changes in working capital, excluding
         short-term investments and short-term debt     (44.2)          85.8
       Other noncurrent items - net                     (38.5)         (64.5)
                                                       ------         ------
NET CASH FLOWS FROM OPERATING ACTIVITIES                  3.2           16.1
                                                       ------         ------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of assets                            3.4            1.5
  Capital expenditures                                  (81.8)         (66.3)
  Investment in acquisitions, net of cash acquired      (87.3)        (567.7)
  Decrease in short-term investments                      0.6            0.3
  Other - net                                            (1.8)           3.9
                                                       ------         ------
NET CASH FLOWS FROM INVESTING ACTIVITIES               (166.9)        (628.3)
                                                       ------         ------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in short-term debt                       182.1           63.3
  Proceeds from issuance of long-term debt                 -           574.6
  Repayment of long-term debt                           (30.5)         (94.8)
  Proceeds from issuance of preferred shares of subsidiary -           121.3
  Purchase of treasury stock                            (66.5)          (0.7)
  Proceeds from exercise of stock options                26.5           16.0
  Dividends paid                                        (34.9)         (33.5)
                                                       ------         ------
NET CASH FLOWS FROM FINANCING ACTIVITIES                 76.7          646.2
                                                       ------         ------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                  (0.3)          (9.0)
                                                       ------         ------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        (87.3)          25.0
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR          134.3          127.1
                                                       ------         ------
CASH AND CASH EQUIVALENTS AT END OF THREE MONTHS       $ 47.0         $152.1
                                                       ======         ======

                                                                          Page 4
                         STATEMENT OF FINANCIAL POSITION
                         Honeywell Inc. and Subsidiaries
                                   (Unaudited)

(Dollars in Millions except Per Share Amounts)            April 5,  December 31,
                                                            1998        1997
                                                            ----        ----
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                 $   47.0 $   134.3
  Short-term investments                                        37.3      24.9
  Receivables (less allowance for doubtful accounts:
     1998, $37.1; 1997, $38.5)                               1,713.4   1,837.8
  Inventories (less progress billing on uncompleted
     contracts: 1998, $44.5; 1997, $43.5)                    1,107.3   1,028.0
  Deferred income taxes                                        234.0     233.2
                                                            --------  --------
TOTAL CURRENT ASSETS                                         3,139.0   3,258.2
INVESTMENTS AND ADVANCES                                       236.4     243.8
PROPERTY, PLANT AND EQUIPMENT
  Property, plant and equipment                              3,089.6   3,045.0
  Less accumulated depreciation                              1,941.8   1,916.3
                                                            --------  --------
TOTAL PROPERTY, PLANT AND EQUIPMENT                          1,147.8   1,128.7
OTHER ASSETS
  Long-term receivables (less allowance for doubtful accounts:
     1998, $2.2; 1997, $2.7)                                    47.3      39.2
  Goodwill                                                     843.1     786.0
  Intangible assets                                            366.4     376.0
  Deferred income taxes                                         42.2      41.7
  Other                                                        583.7     537.8
                                                            --------  --------
TOTAL ASSETS                                                $6,405.9  $6,411.4
                                                            ========  ========
LIABILITIES AND SHAREOWNERS' EQUITY
CURRENT LIABILITIES
  Short-term debt                                           $  301.0  $  146.4
  Accounts payable                                             520.1     572.9
  Customer advances                                            326.5     269.7
  Accrued income taxes                                         264.9     344.2
  Deferred income taxes                                         10.9      11.3
  Other accrued liabilities                                    893.6     974.4
                                                            --------  --------
TOTAL CURRENT LIABILITIES                                    2,317.0   2,318.9
LONG-TERM DEBT                                               1,172.8   1,176.8
DEFERRED INCOME TAXES                                           50.4      51.4
OTHER LIABILITIES                                              485.5     475.1
                                                            --------  --------
TOTAL LIABILITIES                                            4,025.7   4,022.2
                                                            --------  --------
SHAREOWNERS' EQUITY
  Common stock - $1.50 par value
  Authorized - 250,000,000 shares
  Issued - 1998 - 187,591,204 shares                           281.4
           1997 - 187,633,023 shares                                     281.5
  Additional paid-in-capital                                   634.9     608.4
  Retained earnings                                          3,467.8   3,407.0
  Treasury stock  - 1998 - 61,450,033 shares;               (1,943.8)
                    1997 - 61,433,075 shares                          (1,879.3)
Accumulated foreign currency translation                       (53.2)    (21.4)
Pension liability adjustment                                    (6.9)     (7.0)
                                                            --------  --------
TOTAL SHAREOWNERS' EQUITY                                    2,380.2   2,389.2
                                                            --------  --------
TOTAL LIABILITIES AND SHAREOWNERS' EQUITY                   $6,405.9  $6,411.4
                                                            ========  ========

                                                                          Page 5
                          NOTES TO FINANCIAL STATEMENTS
                 (Dollars in Millions Except Per Share Amounts)
                                   (Unaudited)


(1) The financial information and statements of companies owned 20 percent to 50 percent, accounted for using the equity method, are omitted pursuant to Rule 10-01 of Regulation S-X.

(2)  Interest consists of the following:

                                      First Quarter
                                  ----------------------
                                  1998              1997
                                  ----              ----
     Interest expense            $26.4             $20.9
     Interest income              (2.2)             (2.3)
                                 -----             -----
     Total                       $24.2             $18.6
                                 =====             =====

     Interest paid amounted to $22.9 and $11.4 for the first quarters of 1998 and 1997, respectively. The increase in 1998 first quarter interest payments is largely due to $550.0 of long-term debt established in March 1997.

(3) Income tax provisions for interim periods are based on estimated effective annual income tax rates. Income tax expense varies from the normal U.S. statutory tax rate primarily because of state taxes and variations in the tax rates on foreign source income. While a portion of the annual tax provisions will be deferred income taxes, it is not practicable to determine the amount or composition of deferred income taxes for interim periods. Income taxes paid, net of refunds received, amounted to $125.3 and $112.0 for the first quarters of 1998 and 1997, respectively.

(4) Dividends per share of common stock were $.28 and $.27 for the first quarters of 1998 and 1997, respectively.

(5)  Inventories consist of the following:

                                                    April 5,       December 31,
                                                     1998              1997
                                                    -------        -----------
     Finished goods                                $  398.9          $  379.3
     Inventories related to long-term contracts       171.8             151.4
     Work in process                                  231.7             211.3
     Raw materials and supplies                       304.9             286.0
                                                   --------          --------
     Total                                         $1,107.3          $1,028.0
                                                   ========          ========

(6)  Litton Litigation.

     On March 13, 1990, Litton Systems, Inc. filed a legal action against Honeywell in U.S. District Court, Central District of California, Los Angeles, (the `trial court') with claims that were subsequently split into two separate cases. One alleges patent infringement under federal law for using an ion-beam process to coat mirrors incorporated in Honeywell's ring laser gyroscopes, and tortious interference under state law for interfering with Litton's prospective advantage with customers and contractual relationships with an inventor and his company, Ojai Research, Inc. The other case alleges monopolization and attempted monopolization under federal antitrust laws by Honeywell in the sale of inertial reference systems containing ring laser gyroscopes into the commercial aircraft market. Honeywell generally denied Litton's allegations in both cases. In the patent/tort case, Honeywell also contested the validity as well as the infringement of the patent, alleging, among other things, that the patent had been obtained by Litton's inequitable conduct before the United States Patent and Trademark Office.

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

     Litton appealed to the U.S. Court of Appeals for the Federal Circuit (the `Federal Circuit'), and on July 3, 1996, in a two to one split decision, a three judge panel of that court reversed the trial court's rulings of patent invalidity, unenforceability and non-infringement, and also found Honeywell to have violated California law by intentionally interfering with Litton's consultant contracts and customer prospects. However, the panel upheld two trial court rulings favorable to Honeywell, namely that Honeywell was entitled to a new trial for damages on all claims and also to a grant of intervening patent rights which are to be defined and quantified by the trial court. After unsuccessfully requesting an `en banc' rehearing of the panel's decision by the full Federal Circuit appellate court, Honeywell filed a petition for `certiorari' with the U.S. Supreme Court on November 26, 1996, seeking review of the panel's decision. In the interim, Litton filed a motion and briefs with the trial court seeking injunctive relief. After Honeywell and certain aircraft manufacturers filed briefs and made oral arguments opposing the injunction, the trial court denied Litton's motion on public interest grounds on December 23, 1996, and then scheduled the patent/tort damages retrial for May 6, 1997.

     On March 17, 1997, the U.S. Supreme Court granted Honeywell's petition for review, and vacated the July 3, 1996 Federal Circuit panel decision. The case was remanded to the Federal Circuit panel for reconsideration in light of a recent decision by the U.S. Supreme Court in the WARNER-JENKINSON v. HILTON DAVIS case, which refined the law concerning patent infringement under the doctrine of equivalents. On March 21, 1997, Litton also filed a notice of appeal to the Federal Circuit of the trial court's December 23, 1996 decision to deny injunctive relief, but the Federal Circuit stayed any briefing or consideration of that matter until such time as it completed its reconsideration of liability issues ordered by the U.S. Supreme Court.

     The liability issues were argued before the same three judge Federal Circuit panel on September 30, 1997. On April 7, 1998, the panel issued its decision: i) affirming the trial court's grant of Judgement As a Matter of Law (`JMOL') that Honeywell's hollow cathode and RF ion beam processes do not literally infringe the asserted claims of Litton's `849 reissue patent (`Litton's patent'); ii) vacating the trial court's grant of JMOL that Honeywell's RF ion beam process does not infringe the asserted claims of Litton's patent under the doctrine of equivalents, vacating the jury's verdict on that issue, and remanding that issue to the trial court for further proceedings; iii) vacating the jury's verdict that Honeywell's hollow cathode process infringes the asserted claims of Litton's patent under the doctrine of equivalents and remanding that issue to the trial court for further proceedings; iv) reversing the trial court's grant of JMOL with respect to the torts of intentional interference with contractual relations and intentional interference with prospective economic advantage, vacating the jury's verdict on that issue, and remanding the issue to the trial court for further proceedings; v) affirming the trial court's grant of a new trial to Honeywell on damages, if necessary; vi) affirming the trial court's order granting intervening rights to Honeywell; vii) reversing the trial court's grant of JMOL and reinstating the jury's verdict that the asserted claims of Litton's patent are not invalid for obviousness; and viii) reversing the trial court's determination that Litton had obtained its `849 reissue patent through inequitable conduct.

     Litton has requested an `en banc' rehearing of the panel's decision by the full Federal Circuit appellate court, and has indicated that it will seek further appellate review by the U.S. Supreme Court if necessary. Honeywell intends to vigorously oppose Litton's appellate actions and will file motions with the trial court to dispose of the remanded issues by motion practice. If some of the remanded issues are not disposed of by legal motions, a jury trial of the remaining issues may be necessary.

     In preparing for the patent/tort damages retrial that was scheduled for 1997, Litton submitted a revised damage study to the trial court, seeking damages as high as $1.9 billion. Honeywell believes that Litton's damage study remains flawed and speculative for a number of reasons, and in view of the recent Federal Circuit panel's decision, there is no basis for any claim.

     It is not possible at this time to predict the outcome of the issues remanded to the trial court or any further appeals in this case, but some potential remains for judgments which could be material to Honeywell's financial position or results of operations. Honeywell believes however, that any potential award of damages for infringement or interference should be based upon a reasonable royalty reflecting the value of the ion-beam coating process, and further that such an award would not be material to Honeywell's financial position or results of operations. No provision has been made in the financial statements with respect to this contingent liability.

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

     Honeywell subsequently filed a motion for judgment as a matter of law and a motion for a new trial, contending, among other things, that the jury's partial verdict should be overturned because Honeywell was prejudiced at trial, and Litton failed to prove essential elements of liability or submit competent evidence to support its speculative, all-or-nothing
     $298.5 million damage claim. Litton filed a motion for entry of judgment and injunctive relief. On July 24, 1996, the trial court denied Honeywell's alternative motions for judgment as a matter of law or a complete new trial, but concluded that Litton's damage study was seriously flawed and granted Honeywell a retrial on damages only. The court also denied Litton's two motions. At that time, Judge Pfaelzer was expected to conduct the retrial of antitrust damages sometime following the retrial of patent/tort damages. However, after the U.S. Supreme Court remanded the patent/tort case to the Federal Circuit in March 1997, Litton moved to have the trial court expeditiously schedule the antitrust damages retrial. In September 1997, the trial court rejected that motion, indicating that it wished to know the outcome of the current patent/tort appeal before scheduling retrials of any type.

     Following the April 7, 1998 Federal Circuit panel decision in the patent/tort case, Litton again petitioned the trial court to schedule the retrial of antitrust damages. The trial court has tentatively scheduled the trial to commence in the fourth quarter of 1998, and reopened limited discovery and other pretrial preparations for this matter.

     Honeywell believes there are questions concerning the identity and nature of the business arrangements and conduct which were found by the antitrust jury in 1996 to be anti-ompetitive and damaging to Litton, and that consequently the damages retrial will also require a reappraisal of liability in some respects by the next antitrust jury. Following the retrial, Honeywell will have the right to appeal the eventual judgment, as to both liability and damages, to the U.S. Court of Appeals for the Ninth Circuit. As a result of the uncertainty regarding the outcome of this matter, no provision has been made in the financial statements with respect to this contingent liability. Honeywell further believes that it would be inappropriate for Litton to obtain recovery of the same damages, e.g. losses it suffered due to Honeywell's sales of ring laser gyroscope-based inertial systems to OEMs and airline customers, under multiple legal theories and claims, and that eventually no duplicative recovery will be permitted in and among the patent/tort and antitrust cases.

     In the fall of 1996, Litton and Honeywell commenced a court ordered mediation of the patent, tort and antitrust claims. No claim was resolved or settled, and the mediation is currently in recess.

(7) As of April 5, 1998, Honeywell had reserved 14,191,473 shares of common stock for the issuance of shares in connection with stock option and stock bonus plans.

(8) In 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-1, `Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,' which is effective in fiscal years beginning after December 15, 1998. Honeywell has elected to adopt this SOP effective January 1, 1998. The accounting change had a positive impact on Income before Income Taxes and Net Income of $7.4 and $5.0, respectively, in the first quarter. Basic and Diluted Earnings per share increased $0.04 as a result of the change.

(9) In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 130, `Reporting Comprehensive Income,' which was adopted by Honeywell beginning January 1, 1998. SFAS No. 130 requires the reporting of comprehensive income and its components in the general purpose financial statements. This Statement also requires that an entity classify items of other comprehensive income by their nature in an annual financial statement. Honeywell's total comprehensive income is as follows:

                                                     First Quarter Ended
                                                    ----------------------
                                                    1998              1997
                                                    ----              ----
     Net income                                    $96.3             $75.6
     Foreign currency translation adjustments      (19.9)            (36.0)
                                                   -----             -----
     Total comprehensive income                    $76.4             $39.6
                                                   =====             =====

(10) In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 131, `Disclosures about Segments of an Enterprise and Related Information,' which was adopted by Honeywell beginning January 1, 1998. SFAS No. 131 redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a company's operating segments. Honeywell has concluded the current reportable segments are consistent with the `management approach' methodology outlined in SFAS 131.

(11) In October 1997, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 97-2, `Software Revenue Recognition.' This SOP provides guidance on specific accounting issues that are present in the recognition and measurement of software revenue. Honeywell has adopted this SOP effective January 1, 1998, and the impact on results of operations and financial position is immaterial.

(12) In April 1998, Honeywell's shareowners approved the Honeywell Employee Stock Purchase Plan, which allows U.S. employees of Honeywell and its U.S. subsidiaries and affiliates to purchase shares of Honeywell common stock at a discount of 15 percent of their lowest fair market value on the first or last day of quarterly purchase periods. Up to one million shares may be issued under this plan.

     Honeywell has also authorized up to 150,000 shares for issuance pursuant to the Honeywell Employee Stock Purchase Plan (Canada) which is substantially the same as the U.S. plan, and up to 350,000 shares for similar employee stock purchase plans internationally. Shareowner approval was not required for these plans. Shares issued pursuant to the Canadian plan may be treasury shares or authorized and unissued shares. Shares issued pursuant to the other plans may be treasury shares, authorized and unissued shares, or any combination of shares purchased in the open market, treasury shares or authorized and unissued shares.

(13) The amounts set forth in this quarterly report are unaudited but, in the opinion of the registrant, include all adjustments necessary for a fair presentation of the results of operations for the three-month periods ended April 5, 1998 and March 30, 1997, respectively. Honeywell's accounting policies are described in the notes to financial statements in its 1997 Annual Report on Form 10-K.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

Net income in the first quarter of 1998 was $96.3 million ($0.75 per diluted share) compared with $75.6 million ($0.59 per diluted share) in the first quarter of 1997. Earnings per share increased 27 percent over the previous year's results. During the quarter, Honeywell adopted Statement of Position 98-1 issued by the American Institute of Certified Public Accountants concerning the capitalization of internal-use software. The impact of the accounting change on operating profit and net income is $7.4 million and $5.0 million, respectively, or 4 cents per diluted share. Also effective January 1, 1998, Honeywell adopted Statement of Financial Accounting Standards No. 130, `Reporting Comprehensive Income,' (see Note (9) to the Financial Statements). The primary difference between Net Income and Comprehensive Income was due to the effect of foreign currency translation amounts.

Worldwide sales increased 14.1 percent to $1.923 billion in the first quarter of 1998, compared with $1.686 billion in 1997. Operating profit margins improved 60 basis points to 9.9 percent in 1998 from 9.3 percent in 1997. Improved margins in Space and Aviation Control and Industrial Control attributed 20 basis points to this increase while the remaining 40 basis point improvement was a result of capitalization of software costs. Orders increased 11.4 percent and backlogs improved four percent. Translation of the U.S. dollar had a negative four percent effect on sales and orders.

Home and Building Control sales increased to $778.7 million, up 6.4 percent from $731.7 million during the first quarter a year earlier. Operating profit, which was positively affected by $3.0 million from the capitalization of software, was $56.8 million, compared to $57.9 million last year. Orders decreased slightly. The decline in operating profit was a result of lower than expected sales in the Products business due to warm winter weather in North America and Europe which offset improved margin rates in Home and Building Control's Solutions business.

Industrial Control sales increased to $580.6 million, up 11.5 percent from $520.8 million during the first quarter of last year. Operating profit was $60.4 million compared with $45.0 million the previous year. The capitalization of software costs had a $3.0 million favorable impact on operating profit. Orders increased 18.8 percent for the quarter compared with 1997. The increases in orders and sales were partially attributable to the acquisition of Measurex which occurred in March 1997. Industrial Automation and Control (IAC) sales increased 19.4 percent over the previous year. Additionally, IAC signed a multi-year global maintenance agreement with Exxon Corporation which gives all Exxon sites around the world access to the entire portfolio of Honeywell TotalPlant Services. Operating margins improved as a result of reduced overhead costs and strong volume.

Space and Aviation Control sales increased from $407.2 million to $536.7 million
in the first quarter.   Operating profit increased more than 30 percent to $69.7
million, compared to $51.9 million a year earlier. First quarter earnings were positively impacted by $1.2 million as a result of software capitalization. Orders increased by more than 30 percent, led by growth in commercial and military avionics. During the first quarter, Space and Aviation Control also received a $22 million contract from Boeing Electronics Systems & Missile Defense for missile guidance computers.

Sales from other operations which do not correspond with Honeywell's primary business segments, including the activities of various units such as the Solid State Electronics and the Honeywell Technology research and development centers, were $27.3 and $26.0 in the first quarter of 1998 and 1997, respectively. Operating profit increased to $3.9 million, from $1.7 million in 1997. Operating profit was $0.2 million higher due to the capitalization of software.

SAFE HARBOR CAUTIONARY STATEMENT

      Any statements in this report regarding Honeywell's outlook for its businesses and their respective markets, such as projections of future performance, statements of management's plans and objectives, forecasts of market trends and other matters, are forward-looking statements, some of which may be identified by such words or phrases as `will likely result,' `are expected to,' `will continue,' `outlook,' `is anticipated,' `estimate,' `project' or similar expressions. No assurance can be given that the results in any forward-looking statement will be achieved and actual results could be affected by one or more factors which could cause them to differ materially. For these statements, Honeywell claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

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

     Please refer to Exhibit 99(i) of this report for a more detailed discussion of these and other factors that could cause Honeywell's actual results in future periods to differ materially from those projected in any forward-looking statements.

Financial Condition
-------------------

Shareowners' equity decreased to $2,380 million from $2,389 million at the end of 1997. Shareowners' equity includes an increase of $61 million in retained earnings from current year earnings net of dividends, a $32 million decrease in the accumulated foreign currency translation balance, and a $38 million net decrease in stock balances driven by the repurchase of treasury shares.

Common shares outstanding decreased from 126.2 million at the end of 1997 to
126.1 million. During the first three months of 1998, 977,000 shares were repurchased at a cost of $76 million. The repurchased shares are intended to offset planned issuances under existing employee stock and incentive programs. Shares issued through stock option and stock bonus plans totaled 516,435 shares and yielded $18 million in proceeds.

Debt as a percentage of total capital at the end of the first quarter was 38 percent compared with 36 percent at the end of 1997. Total debt increased $151 million from 1997 year end.

During 1997, Honeywell committed itself to a plan of action and recorded special charges of $90.7 million intended to reduce operating costs and improve margins. Expenditures of $15.4 in the first quarter of 1998 included $10.2 million for work force reduction, $4.5 million for facilities consolidations and $0.7 million for other restructuring activities. Accrued costs remaining will be funded with cash flows from operating activities in 1998.

Net cash flows used by investing activities exceeded net cash generated from operations by $164 million in the first three months of 1998, primarily as a result of expenditures related to the special charges recorded in 1997 and investments in capital expenditures and acquisitions.

On April 5, 1998, Honeywell had $1,325 million of revolving committed credit lines with 17 banks. In addition, certain foreign units had $342 million in credit lines available at the end of the first quarter. There were no outstanding borrowings under these lines. Honeywell believes its available cash, committed credit lines and access to the public debt markets through commercial paper and medium-term note programs provide adequate short-term and long-term liquidity.

As of April 5, 1998, Honeywell's credit ratings for long-term and short-term debt were A/A-1 by Standard and Poor's Corporation, A/Duff1 by Duff and Phelps Credit Rating Co. and A2/P-1 by Moody's Investors Service, Inc.

Honeywell has entered into various foreign currency exchange contracts and interest rate swaps to manage its net exposure to changes in currency and interest rate fluctuation. At April 5, 1998, the notional amount of outstanding foreign exchange contracts was approximately $1,014 million. The amount of hedging gains and losses deferred was not material at April 5, 1998. The notional amount of outstanding interest rate swaps was $1,440 million at April 5, 1998.


                          PART II.    OTHER INFORMATION
                          -----------------------------

Item 1.   Legal Proceedings

          As previously reported in Item 3. `Legal Proceedings' of Part I of Honeywell's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, Honeywell is a defendant in a lawsuit filed by Litton Systems, Inc. alleging patent infringement relating to the process used by Honeywell to coat mirrors incorporated in its ring laser gyroscopes; attempted monopolization by Honeywell of certain alleged markets for products containing ring laser gyroscopes; and intentional interference by Honeywell with Litton's prospective advantage in European markets and with its contractual relationships with Ojai Research, Inc., a California corporation.

          The information reported in Note (6) to the Financial Statements set forth in Item 1 of Part I of this report with respect to recent developments in this litigation is incorporated by reference into this Item 1.

                                                                         Page 12
Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits:

               (12)    Computation of Ratio of Earnings to Fixed Charges.

               (27)    Financial Data Schedule.

               (99)(i) Cautionary Statements For Purposes of the Safe Harbor
                       Provisions of the Private Securities Litigation Reform Act of 1995.

          (b)  Reports on Form 8-K:

          No reports on Form 8-K were filed during the quarter, however, on April 7, 1998, Honeywell filed a report on Form 8-K regarding recent developments in the litigation with Litton Systems, Inc. which are discussed in
Note 6 above.


                                    SIGNATURE
                                    ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   HONEYWELL INC.



Date:    May 15, 1998               By:  /s/ E. D. Grayson
                                       -----------------------------------
                                       E. D. Grayson
                                       Vice President and General Counsel



Date:    May 15, 1998               By: /s/ P. M. Palazzari
                                       -----------------------------------
                                       P. M. Palazzari
                                       Vice President and Controller
                                       (Chief Accounting Officer)

                                INDEX TO EXHIBITS



Exhibit No.                                                             Page No.

12     Computation of Ratio of Earnings to Fixed Charges                    i

27     Financial Data Schedule                                             ii

99(i)  Cautionary Statements For Purposes of the Safe Harbor Provisions   iii
       of the Private Securities Litigation Reform Act of 1995