Form 10-Q
period 1998-07-05
HONEYWELL INC
filed 1998-08-12
CIK 48305

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.    20549

                                    FORM 10-Q

(MARK ONE)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 5, 1998

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

As of July 5, 1998, the number of shares outstanding of the registrant's common stock, $1.50 par value, was 126,145,359.

                        PART I.    FINANCIAL INFORMATION
                        --------------------------------

Item 1.    Financial Statements


                                INCOME STATEMENT
                         Honeywell Inc. and Subsidiaries
                                   (Unaudited)

                                                     Second Quarter Ended
                                                 -----------------------------
(Dollars in Millions Except Per Share Amounts)   July 5,  1998   June 29, 1997
------------------------------------------------------------------------------
Sales                                              $2,035.2       $1,977.3
                                                    -------        -------
Costs and Expenses
     Cost of sales                                  1,383.0        1,359.1
     Research and development                         118.4          102.7
     Selling, general and administrative              325.8          347.0
     Interest - net                                    26.0           26.7
     Equity income                                     (5.8)          (7.4)
                                                    -------        -------

Total Costs and Expenses                            1,847.4        1,828.1
                                                    -------        -------

Income before Income Taxes                            187.8          149.2

Provision for Income Taxes                             62.0           50.8
                                                    -------        -------

Net Income                                         $  125.8       $   98.4
                                                    =======        =======

Basic Earnings per Common Share                    $   1.00       $   0.77
                                                    =======        =======
Average Common Shares Outstanding               126,112,084    127,267,612

Diluted Earnings per Common Share                  $   0.98       $   0.76
                                                    =======        =======
Average Common and Diluted Shares Outstanding   128,093,164    129,541,958


See accompanying Notes to Financial Statements

                                INCOME STATEMENT
                         Honeywell Inc. and Subsidiaries
                                   (Unaudited)

                                                      Six Months Ended
                                                ------------------------------
(Dollars in Millions Except Per Share Amounts)  July 5,  1998    June 29, 1997
------------------------------------------------------------------------------
Sales                                             $3,958.5         $3,663.0
                                                   -------          -------
Costs and Expenses
     Cost of sales                                 2,709.8          2,508.8
     Research and development                        231.8            195.9
     Selling, general and administrative             640.6            657.7
     Interest - net                                   50.2             45.3
     Equity income                                    (5.5)            (8.5)
                                                   -------          -------

Total Costs and Expenses                           3,626.9          3,399.2
                                                   -------          -------

Income before Income Taxes                           331.6            263.8

Provision for Income Taxes                           109.5             89.8
                                                   -------          -------

Net Income                                        $  222.1         $  174.0
                                                   =======          =======

Basic Earnings per Common Share                   $   1.76         $   1.37
                                                   =======          =======
Average Common Shares Outstanding              126,152,209      127,011,691

Diluted Earnings per Common Share                 $   1.73         $   1.35
                                                   =======          =======
Average Common and Diluted Shares Outstanding  128,065,830      129,292,717


See accompanying Notes to Financial Statements

                             STATEMENT OF CASH FLOWS
                         Honeywell Inc. and Subsidiaries
                                   (Unaudited)

                                                                          Six Months Ended
                                                                    -------------------------------
(Dollars in Millions)                                               July 5, 1998      June 29, 1997
                                                                    -------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                           $222.1            $174.0
  Adjustments to reconcile net income to net cash flows
     from operating activities:
       Depreciation                                                     122.8             120.0
       Amortization of intangibles                                       37.7              35.0
       Deferred income taxes                                             (0.1)             11.0
       Equity income, net of dividends received                          (4.7)             (8.3)
       Gain on sale of assets                                            (6.5)             (3.5)
       Contributions to employee stock plans                             32.6              29.1
       Decrease in receivables                                          114.8             114.4
       Increase in inventories                                         (134.6)            (59.1)
       Decrease in accounts payable                                     (72.6)           (110.5)
       Decrease in accrued income taxes and interest                    (50.7)            (60.0)
       Other changes in working capital, excluding
         Short-term investments and short-term debt                     (40.7)             56.1
       Other noncurrent items - net                                     (70.4)            (82.4)
                                                                        -----             -----

NET CASH FLOWS FROM OPERATING ACTIVITIES                                149.7             215.8
                                                                        -----             -----

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of assets                                           56.3              55.6
  Proceeds from sale of business                                         29.0               -
  Capital expenditures                                                 (162.9)           (143.1)
  Investment in acquisitions, net of cash acquired                     (131.8)           (591.0)
  Increase (decrease) in short-term investments                          (0.8)              1.2
  Other - net                                                            (5.3)             (3.5)
                                                                        -----             -----

NET CASH FLOWS FROM INVESTING ACTIVITIES                               (215.5)           (680.8)
                                                                        -----             -----

CASH FLOWS FROM FINANCING ACTIVITIES
  Net decrease in short-term debt                                       (36.3)           (105.4)
  Proceeds from issuance of long-term debt                              252.0             592.1
  Repayment of long-term debt                                           (67.2)           (130.9)
  Net proceeds from issuance of preferred stock of subsidiary             -               120.6
  Purchase of treasury stock                                           (118.6)             (0.7)
  Proceeds from exercise of stock options                                38.0              24.8
  Dividends paid                                                        (70.9)            (68.6)
                                                                        -----             -----

NET CASH FLOWS FROM FINANCING ACTIVITIES                                 (3.0)            431.9
                                                                        -----             -----

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                  (2.4)            (14.0)
                                                                        -----             -----

DECREASE IN CASH AND CASH EQUIVALENTS                                   (71.2)            (47.1)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                          134.3             127.1
                                                                        -----             -----
CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $ 63.1            $ 80.0
                                                                        =====             =====


See accompanying Notes to Financial Statements

                         STATEMENT OF FINANCIAL POSITION
                         Honeywell Inc. and Subsidiaries
                                   (Unaudited)


(Dollars in Millions)                                                   July 5,       December 31,
                                                                         1998             1997
                                                                         ----             ----
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                            $   63.1        $  134.3
  Short-term investments                                                    8.6            24.9
  Receivables (less allowance for doubtful accounts:
     1998, $39.1; 1997, $38.5)                                          1,716.3         1,837.8
  Inventories (less progress billing on uncompleted
     contracts: 1998, $37.0; 1997, $43.5)                               1,158.5         1,028.0
  Deferred income taxes                                                   227.2           233.2
                                                                        -------         -------
TOTAL CURRENT ASSETS                                                    3,173.7         3,258.2
INVESTMENTS AND ADVANCES                                                  234.0           243.8
PROPERTY, PLANT AND EQUIPMENT
  Property, plant and equipment                                         3,208.8         3,045.0
  Less accumulated depreciation                                         2,034.4         1,916.3
                                                                        -------         -------
TOTAL PROPERTY, PLANT AND EQUIPMENT                                     1,174.4         1,128.7
OTHER ASSETS
  Long-term receivables (less allowance for doubtful accounts:
     1998, $1.2; 1997, $2.7)                                               34.2            39.2
  Goodwill                                                                869.7           786.0
  Intangible assets                                                       355.1           376.0
  Deferred income taxes                                                    41.6            41.7
  Other                                                                   622.1           537.8
                                                                        -------         -------
TOTAL ASSETS                                                           $6,504.8        $6,411.4
                                                                        =======         =======

LIABILITIES AND SHAREOWNERS' EQUITY
CURRENT LIABILITIES
  Short-term debt                                                      $   50.7        $  146.4
  Accounts payable                                                        508.1           572.9
  Customer advances                                                       316.9           269.7
  Accrued income taxes                                                    289.9           344.2
  Deferred income taxes                                                     9.1            11.3
  Other accrued liabilities                                               907.6           974.4
                                                                        -------         -------
TOTAL CURRENT LIABILITIES                                               2,082.3         2,318.9
LONG-TERM DEBT                                                          1,420.2         1,176.8
DEFERRED INCOME TAXES                                                      47.6            51.4
OTHER LIABILITIES                                                         509.0           475.1
                                                                        -------         -------
TOTAL LIABILITIES                                                       4,059.1         4,022.2
                                                                        -------         -------

SHAREOWNERS' EQUITY
  Common stock - $1.50 par value
  Authorized - 250,000,000 shares
          Issued  - 1998 - 187,553,075 shares                            281.3
                  - 1997 - 187,633,023 shares                                             281.5
  Additional paid-in-capital                                              651.2           608.4
  Retained earnings                                                     3,558.3         3,407.0
          Treasury stock - 1998 - 61,407,716 shares                    (1,977.8)
                         - 1997 - 61,433,075 shares                                    (1,879.3)
  Accumulated foreign currency translation                                (60.4)          (21.4)
  Pension liability adjustment                                             (6.9)           (7.0)
                                                                        -------         -------
TOTAL SHAREOWNERS' EQUITY                                               2,445.7         2,389.2
                                                                        -------         -------

TOTAL LIABILITIES AND SHAREOWNERS' EQUITY                              $6,504.8        $6,411.4
                                                                        =======         =======


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

(2)  Interest consists of the following:

                      Second Quarter Ended           Six Months Ended
                   ---------------------------  ---------------------------
                   July 5, 1998   June 29,1997  July 5, 1998   June 29,1997
                   ------------   ------------  ------------   ------------
     Interest expense $29.8          $29.5          $56.2          $50.4
     Interest income   (3.8)          (2.8)          (6.0)          (5.1)
                       ----           ----           ----           ----
     Total            $26.0          $26.7          $50.2          $45.3
                       ====           ====           ====           ====

     Interest paid    $30.0          $33.9          $52.9          $45.3


     The increase in 1998 year to date interest payments compared to 1997 is largely due to $550.0 of long-term debt established in March 1997.

(3) Income tax provisions for interim periods are based on estimated effective annual income tax rates. Income tax expense varies from the normal U.S. statutory tax rate primarily because of state taxes and variations in the tax rates on foreign source income. While a portion of the annual tax provisions will be deferred income taxes, it is not practicable to determine the amount or composition of deferred income taxes for interim periods. Income taxes paid, net of refunds received, amounted to $37.2 and $31.9 for the second quarters of 1998 and 1997 and $162.5 and $143.9 for the first six months of 1998 and 1997, respectively.

(4) Dividends per share of common stock were $0.28 and $0.27 for the second quarters of 1998 and 1997 and $0.56 and $0.54 for the first six months of 1998 and 1997, respectively.

(5)  Inventories consist of the following:

                                                  July 5,      December 31,
                                                   1998           1997
                                                 --------       --------
     Finished goods                              $  392.5       $  379.3
     Inventories related to long-term contracts     196.0          151.4
     Work in process                                217.3          211.3
     Raw materials and supplies                     352.6          286.0
                                                  -------        -------
     Total                                       $1,158.4       $1,028.0
                                                  =======        =======

(6)  Litton Litigation.

     On March 13, 1990, Litton Systems, Inc. filed a legal action against Honeywell in U.S. District Court, Central District of California, Los Angeles (the `trial court') with claims that were subsequently split into two separate cases. One alleges patent infringement under federal law for using an ion-beam process to coat mirrors incorporated in Honeywell's ring laser gyroscopes, and tortious interference under state law for interfering with Litton's prospective advantage with customers and contractual relationships with an inventor and his company, Ojai Research, Inc. The other case alleges monopolization and attempted monopolization under federal antitrust laws by Honeywell in the sale of inertial reference systems containing ring laser gyroscopes into the commercial aircraft market. Honeywell generally denied Litton's allegations in both cases. In the patent/tort case, Honeywell also contested the validity as well as the infringement of the patent, alleging, among other things, that the patent had been obtained by Litton's inequitable conduct before the United States Patent and Trademark Office.

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

     Litton's request for an `en banc' rehearing of the panel's decision by the full Federal Circuit appellate court was denied and the case remanded to the trial court where a status conference will be held on August 17, 1998. Litton has indicated that it might seek further appellate review by the U.S. Supreme Court. Honeywell intends to vigorously oppose Litton's appellate actions and will file motions with the trial court to dispose of the remanded issues. If some of the remanded issues are not disposed of by legal motions, a jury trial of the remaining issues may be necessary.

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

     Honeywell subsequently filed a motion for judgment as a matter of law and a motion for a new trial, contending, among other things, that the jury's partial verdict should be overturned because Honeywell was prejudiced at trial, and Litton failed to prove essential elements of liability or submit competent evidence to support its speculative, all-or-nothing $298.5 million damage claim. Litton filed motions for entry of judgment and injunctive relief. On July 24, 1996, the trial court denied Honeywell's alternative motions for judgment as a matter of law or a complete new trial, but concluded that Litton's damage study was seriously flawed and granted Honeywell a retrial on damages only. The court also denied Litton's two motions. At that time, Judge Pfaelzer was expected to conduct the retrial of antitrust damages sometime following the retrial of patent/tort damages. However, after the U.S. Supreme Court remanded the patent/tort case to the Federal Circuit in March 1997, Litton moved to have the trial court expeditiously schedule the antitrust damages retrial. In September 1997, the trial court rejected that motion, indicating that it wished to know the outcome of the current patent/tort appeal before scheduling retrials of any type.

     Following the April 7, 1998 Federal Circuit panel decision in the patent/tort case, Litton again petitioned the trial court to schedule the retrial of antitrust damages. The trial court tentatively scheduled the trial to commence in the fourth quarter of 1998, and reopened limited discovery and other pretrial preparations for this matter. Litton then filed another antitrust damage claim of nearly $300 million which Honeywell believes should be stricken as legally deficient since it remains speculative, not disaggregable and non-responsive to the trial court's July 24, 1996 ruling.

     Honeywell also believes there are questions concerning the identity and nature of the business arrangements and conduct which were found by the antitrust jury in 1996 to be anti-competitive and damaging to Litton, and that consequently the damages retrial will also require a reappraisal of liability in some respects by the next antitrust jury. Following the retrial, Honeywell will have the right to appeal the eventual judgment, as to both liability and damages, to the U.S. Court of Appeals for the Ninth Circuit. As a result of the uncertainty regarding the outcome of this matter, no provision has been made in the financial statements with respect to this contingent liability. Honeywell further believes that it would be inappropriate for Litton to obtain recovery of the same damages, e.g. losses it suffered due to Honeywell's sales of ring laser gyroscope-based inertial systems to OEMs and airline customers, under multiple legal theories and claims, and that eventually no duplicative recovery will be permitted in and among the patent/tort and antitrust cases.

     In the fall of 1996, Litton and Honeywell commenced a court ordered mediation of the patent, tort and antitrust claims. No claim was resolved or settled, and the mediation is currently in recess.

(7) As of July 5, 1998, Honeywell had reserved 13,862,465 shares of common stock for the issuance of shares in connection with stock option and stock bonus plans.

(8) On June 15, 1998, Honeywell issued $250.0 in debentures with a coupon rate of 6 5/8%. The debentures mature on June 15, 2028.

(9) In the second quarter of 1998, Honeywell changed its method of calculating the market-related value of plan assets for purposes of determining net periodic pension cost. The new method limits deferred investment gains and losses to 10% of the fair value of the plan assets; deferred gains and losses are recognized in the market-related value of plan assets over 5 years. The effect of this change is immaterial.

(10) On July 5, 1998, Honeywell sold Honeywell-Measurex Data Measurement Corporation located in Gaithersburg, MD to Metrika Systems Corporation for $29.0 in cash. The gain on the sale of this business and the impact on the financial statements and results of operation are immaterial.

(11) In June, Honeywell entered into a sale/leaseback agreement on a facility in Cupertino, CA which generated cash proceeds of $50.4. The majority of the gain on the transaction was deferred and will be recognized over the term of the lease. The annual impact of the deferred gain on the results of operations will be immaterial. The gain recorded in the second quarter of 1998 was $5.6 or $0.03 per basic and diluted shares.

(12) In 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-1, `Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,' which is effective for fiscal years beginning after December 15, 1998. Honeywell has elected to adopt this SOP effective January 1, 1998. The accounting change had a positive impact on Income before Income Taxes and Net Income of $13.0 and $8.7 in the second quarter and $20.4 and $13.6 for the first six months, respectively. Basic and Diluted Earnings per share increased $0.06 in the second quarter and $0.10 in the first six months as a result of the change.

(13) In October 1997, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 97-2, `Software Revenue Recognition.' This SOP provides guidance on specific accounting issues that are present in the recognition and measurement of software revenue. Honeywell has adopted this SOP effective January 1, 1998, and the impact on results of operations and financial position is immaterial.

(14) In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 130, `Reporting Comprehensive Income,' which was adopted by Honeywell beginning January 1, 1998. SFAS No. 130 requires the reporting of comprehensive income and its components in the general purpose financial statements. This Statement also requires that an entity classify items of other comprehensive income by their nature in an annual financial statement. Honeywell's total comprehensive income is as follows:

                                          Second Quarter Ended Six Months Ended
                                          -------------------- ----------------
                                               1998    1997     1998    1997
                                               ----    ----     ----    ----
     Net income                               $125.8  $ 98.4  $222.1   $174.0
     Foreign currency translation adjustments   (4.3)   (3.9)  (24.2)   (39.9)
                                               -----    -----   -----   -----
     Total comprehensive income               $121.5  $ 94.5  $197.9   $134.1
                                               =====    =====   =====   =====


(15) In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 131, `Disclosures about Segments of an Enterprise and Related Information,' which was adopted by Honeywell beginning January 1, 1998. SFAS No. 131 redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a company's operating segments. Honeywell has concluded the current reportable segments are consistent with the `management approach' methodology outlined in SFAS 131.

(16) In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 132, `Employers' Disclosures about Pensions and Other Postretirement Benefits' which is effective for fiscal years beginning after December 15, 1997. SFAS 132 revises and standardizes disclosures required by SFAS 87, SFAS 88, and SFAS 106. Honeywell has adopted this standard for its 1998 fiscal year and will provide the required disclosures in its 1998 Annual Report and on Form 10K.

(17) In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, `Accounting for Derivative Instruments and Hedging Activities' which is effective for fiscal years beginning after June 15, 1999. SFAS 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. Honeywell is currently reviewing the standard and its effect on the financial statements.

(18) In April 1998, Honeywell's shareowners approved the Honeywell Employee Stock Purchase Plan, which allows U.S. employees of Honeywell and its U.S. subsidiaries and affiliates to purchase shares of Honeywell common stock at a discount of 15 percent of their lowest fair market value on the first or last day of quarterly purchase periods. Up to one million shares may be issued under this plan.

     Honeywell has also authorized up to 150,000 shares for issuance pursuant to the Honeywell Employee Stock Purchase Plan (Canada) which is substantially the same as the U.S. plan, and up to 350,000 shares for employee stock purchase plans internationally. Shareowner approval was not required for these plans.

     Shares issued pursuant to the Canadian plan may be treasury shares or authorized and unissued shares. Shares issued pursuant to the other plans may be treasury shares, authorized and unissued shares, or any combination of shares purchased in the open market, treasury shares or authorized and unissued shares.

(19) The amounts set forth in this quarterly report are unaudited but, in the opinion of the registrant, include all adjustments necessary for a fair presentation of the results of operations for the six-month periods ended July 5, 1998 and June 29, 1997, respectively. Honeywell's accounting policies are described in the notes to financial statements in its 1997 Annual Report on Form 10-K.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

Net income in the second quarter of 1998 was $125.8 million, up 28 percent from $98.4 million in the second quarter of 1997. Earnings per diluted share were 98 cents for the quarter, up 29 percent from 76 cents in the second quarter of 1997. Second quarter earnings per diluted share include a 6 cent increase due to accounting changes related to capitalization of internal-use software in accordance with the adoption of new accounting rules. Excluding the accounting change, earnings per diluted share grew 21 percent.

Sales in the second quarter were $2.04 billion, up 3 percent, compared with $1.98 billion a year earlier. Operating profit was $234.0 million, compared with $190.9 million in the 1997 second quarter. Total orders for the quarter were flat, but remain up 6 percent for the year. Currency translation had a 2 percent negative impact on orders and sales in the second quarter.

SECOND-QUARTER BUSINESS UNIT RESULTS
SPACE AND AVIATION CONTROL. Operating profit was $77.8 million, compared to $61.8 million a year earlier. Profits increased 26 percent, with margins improving from 12.6 percent to 13.4 percent, including a 40 basis point benefit from software capitalization. Commercial Avionics' margin rates continued at high levels despite the impacts from initial deliveries of Boeing 737 avionics and accelerated R&D expenditures in support of the Pegasus certification schedule and Primus Epic development. Profits in Military Avionics and Space Systems were up sharply compared to the second quarter of 1997 due to varied timing and profitability of production contracts.

Sales for Space and Aviation Control grew 18 percent to $579.2 million, compared with $488.8 million in the second quarter of 1997. Commercial Avionics sales were up significantly in the quarter due to the increase in Boeing 737 and Airbus A320 avionics deliveries, TCAS volume, and strong business jet and commuter aircraft avionics shipments. Military Avionics sales were significantly higher than the same period a year earlier. Space Systems experienced a decline in sales for the quarter.

Space and Aviation Control orders for the quarter were up 4 percent on strong growth in the Military Avionics Systems business which included a $20 million contract from the Department of Defense to develop a common flat panel display avionics configuration for F16 aircraft, and follow-on orders worth $39 million for advanced navigation products for the Department of Defense. The modest orders growth in the quarter is affected by the sporadic booking of large orders in the Space and Aviation Control business. Year to date, orders have grown 17 percent from the same period a year earlier.
Subsequent to the end of the quarter, Honeywell acquired Daimler-Benz Aerospace AG's airport systems business, continuing the company's strategy of broadening its global portfolio in the growing airport systems market. The acquisition expands Honeywell's offering of airport lighting products and airport information management systems.

HOME AND BUILDING CONTROL. Operating profit for the business was $69.1 million, up 26 percent from $54.7 million last year. Margin rates improved 180 basis points to 8.8 percent including an 80 basis point impact from software capitalization. Control Products operating profits were down moderately in the quarter, but profits for Solutions and Services were up significantly. Margin rates improved globally in both Solutions and Services as a result of improved booked margins, restructuring benefits, and ongoing cost reductions.

Sales for Home and Building Control were $788.0 million compared to $786.1 million in the 1997 second quarter. Control Products sales in the second quarter were down slightly due to weak bookings in the first quarter, particularly in Consumer Products. Solutions and Services sales were up modestly in the quarter driven by strength in Services, primarily in Europe. Currency translation had a 3 percent negative impact on sales and orders.

Home and Building Control orders were down slightly due to selectivity in North American Solutions bookings and a slow start in second quarter Products orders. In the quarter, Honeywell won a $6.9 million energy retrofit contract for the U.S. Army base, Fort Bragg, the first contract ever awarded as part of the federal government's 1992 mandate to reduce energy use in federal facilities 30 percent by the year 2005. Other orders include a $2.7 million contract to integrate fire, security, access and environmental controls for the world-renowned Bolshoi Theatre in Moscow. In addition, Honeywell won a five-year contract with a leading European gas boiler manufacturer.

Also in the quarter, Honeywell acquired INECO of Italy, one of Europe's leading manufacturers of boiler electronics, modulators and accessories for use in residential central heating boilers.

INDUSTRIAL CONTROL. Operating profit for Industrial Control was $84.5 million compared with $67.5 million a year earlier. Profits were up 25 percent compared to second quarter 1997, with margins increasing from 10.1 percent to 13.3 percent. Excluding the benefit of the Cupertino building sale and software capitalization, earnings grew 12 percent with margins increasing 170 basis points. The increase in earnings and margins was driven by Industrial Automation and Control and reflects benefits from restructuring, earnings contributions from Honeywell-Measurex, and ongoing operational excellence programs improving product cost competitiveness. Sensing and Control profits were down moderately in the quarter, but the business is moving quickly to reduce cost levels and improve efficiency to mitigate the profit impacts of lower than planned revenue.

During the quarter Honeywell sold several non-strategic assets related to Honeywell-Measurex, including Honeywell-Measurex Data Measurement Corporation, and entered into a sale/leaseback agreement for a facility in Cupertino, CA. The transactions contributed approximately $100 million in cash and added 3 cents per diluted share to the quarterly earnings.

Industrial Control sales in the second quarter were $637.1 million, compared with $667.3 million last year. Industrial Control orders were down 3 percent for the quarter, but are up 7 percent in the first half of 1998. While Industrial orders grew significantly in June, this growth was not sufficient to surpass the extraordinarily strong second quarter of 1997. Quarterly orders growth was also negatively impacted by Asia, timing of large project bookings and divestiture of the solenoid valve, oil refining models, and control valves businesses. Revenue growth was impacted by similar factors in addition to a slowing in product revenues.

Key orders in the quarter for Industrial Automation and Control included a $17.5 million order from YPF, Argentina's largest refiner. The contract includes Total Plant Solutions systems for 12 process units, advanced Hi-Spec solutions, and upgrade of several control rooms. Honeywell-Measurex continued to see strong business growth in newspaper press controls with a $7.4 million order from Goss Graphics for Honeywell-Measurex's Printa system. In the second quarter, Honeywell and Flowserve, a leading manufacturer of flow control valves, signed a global marketing and technology alliance, providing an expanded portfolio of control solutions for Honeywell's global industrial customers.

Orders growth for Sensing and Control has been negatively impacted by weakness in the infotech market, increased Asian competition, inventory reduction by distribution channels, and a strike at General Motors Corporation. Orders for the quarter did include a $3.5 million order from the Vixel Corporation for Vertical Cavity Surface-Emitting Lasers (VCSEL) to be used in their state-of-the -art 1.06 gigabyte fiber optic router for high speed data transmission. During the quarter Sensing and Control established the industry's broadest product line in the fast growing market for machine safety products including safety mats, light curtains, laser scanners, and safety interlocks. Sensing and Control also continues to be recognized for its world-class quality performance with awards from Boeing and Eastman Kodak.

SIX-MONTH SUMMARY
In the first six months of 1998 Honeywell's net income was $222.1 million, up 28 percent from $174.0 million a year earlier. Sales were $3.96 billion, compared with $3.66 billion last year. Earnings per diluted share were $1.73, up 28 percent from $1.35 in the first six months of 1997.

SPACE AND AVIATION CONTROL. Operating profits generated by Space and Aviation Control increased 30 percent to $147.5 million from $113.7 million for the first six months of the prior year driven by improvements across all product lines. Orders were up 17 percent, and revenue grew to $1.12 billion, up 25 percent from $0.9 billion a year earlier.

HOME AND BUILDING CONTROL. Home and Building Control operating profits for the first six months of 1998 increased 6 percent to $125.9 from $112.6 a year earlier driven by Solutions and Services. Sales were $1.57 billion compared to $1.52 billion last year. Year to date orders were down slightly from the same period a year ago.

INDUSTRIAL CONTROL. Operating profits for Industrial Control were $144.9 million, up 29 percent for the first six months of 1998 compared to $112.5 million a year earlier. The profit improvements were largely driven by Industrial Automation and Control. Year to date, orders were up 7 percent, and revenue was $1.22 billion, up 3 percent from $1.19 billion in the first half of 1997.


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

     The following is a summary of certain factors, the results of which, if markedly different from Honeywell's planning assumptions, could cause Honeywell's future results to differ materially from those expressed in any forward-looking statements contained in this report:

     - foreign currency translations of sales denominated in other currencies;
     - economic conditions, including changes in trade and monetary policies, and customer demand for products and services, in regions throughout the world in which Honeywell does business;
     - risks pertaining to performance and energy retrofit contracts, including dependence on the performance of third parties;
     - various competitive pressures, such as new technologies, industry consolidation and deregulation of certain industries;
     - availability of intellectual property rights for newly developed products or key technologies; and
     -    significant acquisitions or divestitures.

     Please refer to Exhibit 99(i) of this report for a more detailed discussion of these and other factors that could cause Honeywell's actual results in future periods to differ materially from those projected in any forward-looking statements.

Financial Condition
-------------------

Shareowners' equity increased to $2,446 million from $2,389 million at the end of 1997. Shareowners' equity includes an increase of $151 million in retained earnings from current year earnings net of dividends, a $39 million decrease in the accumulated foreign currency translation balance, and a $56 million net decrease in stock balances driven by the repurchase of treasury shares.

Basic common shares outstanding decreased from 126.2 million at the end of 1997 to 126.1 million. Diluted shares outstanding decreased from 129.2 million at year end 1997 to 128.1 million at the end of June. During the first six months of 1998, 1,467,000 shares were repurchased at a cost of $119 million. The repurchased shares are intended to offset planned issuances under existing employee stock and incentive programs. Shares issued through stock option and stock bonus plans totaled 865,151 shares and yielded $29 million in proceeds.

Debt as a percentage of total capital at the end of the second quarter was 38 percent compared with 36 percent at the end of 1997. In June, Honeywell issued $250 million of 30-year debentures at a coupon rate of 6 5/8 percent. This issuance was partially offset by a decrease in short term debt as the debt total balance increased $148 million from 1997 year end.

During 1997, Honeywell committed itself to a plan of action and recorded special charges of $90.7 million intended to reduce operating costs and improve margins. Expenditures of $11.9 million in the second quarter of 1998 included $9.4 million for work force reduction, $0.5 million for facilities consolidations and $2.0 million for other restructuring activities. For the first six months, expenditures totaled $27.3 million, consisting of $19.6 million for work force reduction, $5.0 million for facilities consolidations and $2.7 million for other restructuring activities. Accrued costs remaining will be funded with cash flows from operating activities in 1998.

Net cash flows used by investing activities exceeded net cash generated from operations by $66 million in the first six months of 1998. The primary investing activities of investments in capital and acquisitions were funded by the proceeds from the sale of assets and businesses, cash generated by operations, and debt.

On July 5, 1998, Honeywell had $1,325 million of committed revolving credit lines with 17 banks. In addition, certain foreign units had $350 million in credit lines available at the end of the second quarter. There were no outstanding borrowings under these lines. Honeywell believes its available cash, committed credit lines and access to the public debt markets through commercial paper and medium-term note programs provide adequate short-term and long-term liquidity.

As of July 5, 1998, Honeywell's credit ratings for long-term and short-term debt were A/A-1 by Standard and Poor's Corporation, A/Duff1 by Duff and Phelps Credit Rating Co. and A2/P-1 by Moody's Investors Service, Inc.

Honeywell has entered into various foreign currency exchange contracts and interest rate swaps to manage its net exposure to changes in currency and interest rate fluctuation. At July 5, 1998, the notional amount of outstanding foreign exchange contracts was approximately $1,015 million. The amount of hedging gains and losses deferred was not material at July 5, 1998. The notional amount of outstanding interest rate swaps was $1.4 billion at July 5, 1998.


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

Item 4.   Submission of Matters to a Vote of Security Holders

          At the Annual Meeting of Shareowners of Honeywell Inc. in Minneapolis on April 21, 1998, three proposals were submitted to a vote of the shareowners.

          The first was a proposal to elect directors for the year commencing April 22, 1998. A majority of the shares represented by proxy or in person at the meeting were voted in favor of electing management's nominees for directors as follows:

                                            For             Withheld
                                            ---             --------

          Albert J. Baciocco, Jr.       109,889,180         1,699,941
          Elizabeth E. Bailey           109,915,420         1,673,701
          Michael R. Bonsignore         109,960,022         1,629,099
          Giannantonio Ferrari          110,004,077         1,585,044
          R. Donald Fullerton           109,986,877         1,602,244
          James J. Howard               109,927,105         1,662,016
          Katherine M. Hudson           109,983,457         1,605,664
          Bruce E. Karatz               109,976,828         1,612,293
          A. Barry Rand                 109,916,105         1,673,016
          Steven G. Rothmeier           109,868,389         1,720,732
          Michael W. Wright             109,919,353         1,669,768

          The second was a proposal to ratify the selection of Deloitte & Touche LLP as the auditors of the company. 110,750,960 shares voted in favor of the proposal, 443,317 shares voted against the proposal and 394,844 shares abstained from voting.

          The third was a proposal to adopt the Honeywell Employee Stock Purchase Plan. 109,172,524 shares voted in favor of the proposal, 1,907,115 shares voted against the proposal and 509,482 shares abstained from voting.

Item 5.   Other Information - Submission of Shareowner Proposals

          The Company plans to hold the next Annual Meeting of Shareowners on April 20, 1999.

          - In order for a shareowner proposal to be considered for inclusion in Honeywell's proxy statement for the 1999 Annual Meeting, the proposal must be received at the Company's offices no later than November 3, 1998. Securities and Exchange Commission rules contain standards as to what shareowner proposals are required to be included in a proxy statement.

          - In addition, the Company's By-laws provide that any shareowner wishing to make a nomination for director, or wishing to introduce a proposal at the Company's Annual Meeting of Shareowners must notify the Company not more than 75 days and not less than 50 days prior to the meeting, and that notice must meet other requirements contained in the By-laws.

          Any shareowner who wishes to submit a shareowner proposal or a nomination for director, or who would like to receive a copy of the relevant section of the By-laws, should contact the Vice President and Corporate Secretary, Honeywell Plaza, Minneapolis, Minnesota, 55408.

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

          On June 11, 1998, Honeywell filed a report on Form 8-K regarding the sale of $250 million principal amount of its Debentures due June 15, 2028.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   HONEYWELL INC.



Date:    August 12, 1998           By:  /s/ E. D. Grayson
                                     ----------------------------------
                                     E. D. Grayson
                                     Vice President and General Counsel



Date:    August 12, 1998           By:  /s/ P.M. Palazzari
                                     ---------------------------------
                                     P. M. Palazzari
                                     Vice President and Controller
                                     (Chief Accounting Officer)


                                INDEX TO EXHIBITS


Exhibit No.                                                           Page No.
----------                                                            -------
12        Computation of Ratio of Earnings to Fixed Charges               i

27        Financial Data Schedule                                        ii

99(i)     Cautionary Statements For Purposes of the Safe Harbor
          Provisions of the Private Securities Litigation Reform
          Act of 1995                                                   iii