Form 10-Q
period 1998-10-04
HONEYWELL INC
filed 1998-11-12
CIK 48305

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.   20549

                                      FORM 10-Q

(MARK ONE)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 4, 1998

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

                              Yes  x         No
                                 ----          -----


As of October 4, 1998, the number of shares outstanding of the registrant's common stock, $1.50 par value, was 125,937,041.

                           PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements


                                   INCOME STATEMENT
                           HONEYWELL INC. AND SUBSIDIARIES
                                     (UNAUDITED)

                                                      THIRD QUARTER ENDED
                                               ---------------------------------

(DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)    OCTOBER 4,    September 28,
                                                     1998            1997
                                                     ----            ----
--------------------------------------------------------------------------------
SALES                                              $2,119.5        $2,038.7
                                                   --------        --------

COSTS AND EXPENSES
     Cost of sales                                  1,412.0         1,390.3
     Research and development                         119.9           121.0
     Selling, general and administrative              344.8           322.3
     Special charges                                    --             60.4
     Interest - net                                    25.1            24.3
     Gain on sale of business                           --            (60.3)
     Equity loss                                        0.6             0.6
                                                   --------        --------

TOTAL COSTS AND EXPENSES                            1,902.4         1,858.6
                                                   --------        --------

INCOME BEFORE INCOME TAXES                            217.1           180.1

PROVISION FOR INCOME TAXES                             71.7            61.2
                                                   --------        --------

NET INCOME                                         $  145.4        $  118.9
                                                   --------        --------
                                                   --------        --------

BASIC EARNINGS PER COMMON SHARE                    $   1.15        $   0.93
                                                   --------        --------
                                                   --------        --------
AVERAGE COMMON SHARES OUTSTANDING               125,975,532     127,526,537

DILUTED EARNINGS PER COMMON SHARE                  $   1.14        $   0.92
                                                   --------        --------
                                                   --------        --------
AVERAGE COMMON AND DILUTED SHARES OUTSTANDING   127,638,675     129,705,965


See accompanying Notes to Financial Statements

                                   INCOME STATEMENT
                           HONEYWELL INC. AND SUBSIDIARIES
                                     (UNAUDITED)

                                                      NINE MONTHS ENDED
                                               ---------------------------------

(DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)    OCTOBER 4,    September 28,
                                                     1998            1997
                                                     ----            ----
--------------------------------------------------------------------------------

SALES                                              $6,077.9        $5,701.7
                                                   --------        --------

COSTS AND EXPENSES
     Cost of sales                                  4,121.7         3,899.1
     Research and development                         351.8           316.9
     Selling, general and administrative              985.3           980.0
     Special charges                                    --             60.4
     Interest - net                                    75.3            69.6
     Gain on sale of business                           --            (60.3)
     Equity income                                     (4.9)           (7.9)
                                                   --------        --------

TOTAL COSTS AND EXPENSES                            5,529.2         5,257.8
                                                   --------        --------

INCOME BEFORE INCOME TAXES                            548.7           443.9

PROVISION FOR INCOME TAXES                            181.2           151.0
                                                   --------        --------

NET INCOME                                         $  367.5        $  292.9
                                                   --------        --------
                                                   --------        --------

BASIC EARNINGS PER COMMON SHARE                    $   2.91        $   2.30
                                                   --------        --------
                                                   --------        --------
AVERAGE COMMON SHARES OUTSTANDING               126,082,223     127,167,849

DILUTED EARNINGS PER COMMON SHARE                  $   2.87        $   2.27
                                                   --------        --------
                                                   --------        --------
AVERAGE COMMON AND DILUTED SHARES OUTSTANDING   127,876,564     129,412,545


See accompanying Notes to Financial Statements

                               STATEMENT OF CASH FLOWS
                           HONEYWELL INC. AND SUBSIDIARIES
                                     (UNAUDITED)

                                                                         NINE MONTHS ENDED
                                                              --------------------------------------

(DOLLARS IN MILLIONS)                                          OCTOBER 4, 1998   September 28, 1997
                                                               ---------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                       $367.5              $292.9
                                                                  --------            --------
   Adjustments to reconcile net income to net cash flows
     from operating activities:
       Depreciation                                                  184.4               183.8
       Amortization of intangibles                                    57.8                53.5
       Deferred income taxes                                         (12.5)               18.0
       Equity (income), net of dividends received                     (4.0)               (6.4)
       Gain on sale of assets                                         (5.7)               (7.3)
       Gain on sale of discontinued business                          --                 (60.3)
       Contributions to employee stock plans                          45.2                45.7
       (Increase) decrease in receivables                             21.6               (37.5)
       Increase in inventories                                      (138.4)              (37.5)
       Decrease in accounts payable                                  (28.1)              (62.5)
       Increase in customer advances                                  48.0                32.6
       Decrease in accrued income taxes and interest                 (21.0)               (8.4)
       Increase (decrease) in accrued liabilities                    (83.3)               93.8
       Other noncurrent items - net                                 (124.5)             (169.6)
                                                                  --------            --------

NET CASH FLOWS FROM OPERATING ACTIVITIES                             307.0               330.8
                                                                  --------            --------

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from sale of assets                                       56.8                71.3
   Proceeds from sale of business                                     29.0                96.3
   Capital expenditures                                             (250.0)             (213.7)
   Investment in acquisitions, net of cash acquired                 (181.2)             (596.6)
   Decrease in short-term investments                                  0.4                 1.9
   Other - net                                                         0.1                (3.2)
                                                                  --------            --------

NET CASH FLOWS FROM INVESTING ACTIVITIES                            (344.9)             (644.0)
                                                                  --------            --------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase (decrease) in short-term debt                          2.4               (14.7)
   Proceeds from issuance of long-term debt                          252.0               592.1
   Repayment of long-term debt                                       (68.9)             (178.4)
   Purchase of treasury stock                                       (156.5)              (37.9)
   Proceeds from exercise of stock options                            47.7                31.6
   Dividends paid                                                   (105.3)             (103.2)
                                                                  --------            --------

NET CASH FLOWS FROM FINANCING ACTIVITIES                             (28.6)              289.5
                                                                  --------            --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                               (1.6)              (13.9)
                                                                  --------            --------

DECREASE IN CASH AND CASH EQUIVALENTS                                (68.1)              (37.6)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                       134.3               127.1
                                                                  --------            --------


CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $   66.2            $   89.5
                                                                  --------            --------
                                                                  --------            --------


See accompanying Notes to Financial Statements

                           STATEMENT OF FINANCIAL POSITION
                           HONEYWELL INC. AND SUBSIDIARIES
                                     (UNAUDITED)

(DOLLARS IN MILLIONS)                                                  OCTOBER 4,           December 31,
                                                                         1998                   1997
                                                                         ----                   ----
ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                             $   66.2               $  134.3
   Short-term investments                                                     7.9                   24.9
   Receivables (less allowance for doubtful accounts:
     1998, $41.3; 1997, $38.5)                                            1,862.9                1,837.8
   Inventories (less progress billing on uncompleted
     contracts: 1998, $36.2; 1997, $43.5)                                 1,201.2                1,028.0
   Deferred income taxes                                                    241.3                  233.2
                                                                         --------               --------
TOTAL CURRENT ASSETS                                                      3,379.5                3,258.2
INVESTMENTS AND ADVANCES                                                    235.2                  243.8
PROPERTY, PLANT AND EQUIPMENT
   Property, plant and equipment                                          3,313.0                3,045.0
   Less accumulated depreciation                                          2,101.7                1,916.3
                                                                         --------               --------
TOTAL PROPERTY, PLANT AND EQUIPMENT                                       1,211.3                1,128.7
OTHER ASSETS
   Long-term receivables (less allowance for doubtful accounts:
     1998, $1.5; 1997, $2.7)                                                 35.1                   39.2
   Goodwill                                                                 898.0                  786.0
   Intangible assets                                                        346.0                  376.0
   Deferred income taxes                                                     41.9                   41.7
   Other                                                                    700.0                  537.8
                                                                         --------               --------
TOTAL ASSETS                                                             $6,847.0               $6,411.4
                                                                         --------               --------
                                                                         --------               --------
LIABILITIES AND SHAREOWNERS' EQUITY
CURRENT LIABILITIES
   Short-term debt                                                       $  175.2               $  146.4
   Accounts payable                                                         574.6                  572.9
   Customer advances                                                        338.8                  269.7
   Accrued income taxes                                                     314.6                  344.2
   Deferred income taxes                                                     10.1                   11.3
   Other accrued liabilities                                                955.3                  974.4
                                                                         --------               --------
TOTAL CURRENT LIABILITIES                                                 2,368.6                2,318.9
LONG-TERM DEBT                                                            1,335.7                1,176.8
DEFERRED INCOME TAXES                                                        51.2                   51.4
OTHER LIABILITIES                                                           525.2                  475.1
                                                                         --------               --------
TOTAL LIABILITIES                                                         4,280.7                4,022.2
                                                                         --------               --------
SHAREOWNERS' EQUITY
   Common stock - $1.50 par value
   Authorized - 250,000,000 shares
   Issued - 1998 - 187,547,885 shares                                       281.3
          - 1997 - 187,633,023 shares                                                              281.5
   Additional paid-in-capital                                               666.5                  608.4
   Retained earnings                                                      3,669.4                3,407.0
   Treasury stock  - 1998 - 61,610,844 shares                            (2,011.7)
                   - 1997 - 61,433,075 shares                                                   (1,879.3)
   Accumulated foreign currency translation                                 (32.2)                 (21.4)
   Pension liability adjustment                                              (7.0)                  (7.0)
                                                                         --------               --------
TOTAL SHAREOWNERS' EQUITY                                                 2,566.3                2,389.2
                                                                         --------               --------
TOTAL LIABILITIES AND SHAREOWNERS' EQUITY                                $6,847.0               $6,411.4
                                                                         --------               --------
                                                                         --------               --------


See accompanying Notes to Financial Statements

                            NOTES TO FINANCIAL STATEMENTS
                    (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
                                     (UNAUDITED)


(1) The financial information and statements of companies owned 20 percent to 50 percent accounted for using the equity method are omitted pursuant to Rule 10-01 of Regulation S-X.

(2)  Interest consists of the following:

                                  Third Quarter Ended                           Nine Months Ended
                                -----------------------                       ---------------------
                         October 4, 1998     September 28, 1997       October 4, 1998     September 28, 1997
                         ---------------     ------------------       ---------------     ------------------
     Interest expense         $27.5               $26.2                    $83.7               $76.6
     Interest income           (2.4)               (1.9)                    (8.4)               (7.0)
                              -----               -----                    -----               -----
     Total                    $25.1               $24.3                    $75.3               $69.6
                              -----               -----                    -----               -----
                              -----               -----                    -----               -----

     Interest paid            $20.1               $23.2                    $73.0               $68.5

     The increase in 1998 year to date interest payments compared to 1997 is largely due to $550.0 of long-term debt established in March 1997 and an additional $250.0 of long-term debt established in June 1998.

(3) Income tax provisions for interim periods are based on estimated effective annual income tax rates. Income tax expense varies from the normal U.S. statutory tax rate primarily because of state taxes and variations in the tax rates on foreign source income. While a portion of the annual tax provisions will be deferred income taxes, it is not practicable to determine the amount or composition of deferred income taxes for interim periods. Income taxes paid, net of refunds received, amounted to $62.9 and $5.8 for the third quarters of 1998 and 1997 and $225.4 and $149.7 for the first nine months of 1998 and 1997, respectively. Income taxes paid increased in the third quarter due to additional estimated income tax payments.

(4) Dividends per share of common stock were $0.28 and $0.27 for the third quarters of 1998 and 1997 and $0.84 and $0.81 for the first nine months of 1998 and 1997, respectively. In October 1998, the Board of Directors approved an increase in the common dividend to $0.29 per share beginning in the fourth quarter of 1998.

(5)  Inventories consist of the following:

                                                  October 4,     December 31,
                                                        1998             1997
                                                  ----------     ------------
     Finished goods                               $    398.9     $      379.3
     Inventories related to long-term contracts        212.5            151.4
     Work in process                                   224.0            211.3
     Raw materials and supplies                        365.8            286.0
                                                  ----------     ------------
     Total                                        $  1,201.2     $    1,028.0
                                                  ----------     ------------
                                                  ----------     ------------

(6)   Litton Litigation.

     On March 13, 1990, Litton Systems, Inc. filed a legal action against Honeywell in U.S. District Court, Central District of California, Los Angeles (the "trial court") with claims that were subsequently split into two separate cases. One alleges patent infringement under federal law for using an ion-beam process to coat mirrors incorporated in Honeywell's ring laser gyroscopes, and tortious interference under state law for interfering with Litton's prospective advantage with customers and contractual relationships with an inventor and his company, Ojai Research, Inc. The other case alleges monopolization and attempted monopolization under federal antitrust laws by Honeywell in the sale of inertial reference systems containing ring laser gyroscopes into the commercial aircraft market. Honeywell generally denied Litton's allegations in both cases. In the patent/tort case, Honeywell also contested the validity as well as the infringement of the patent, alleging, among other things, that the patent had been obtained by Litton's inequitable conduct before the United States Patent and Trademark Office.

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

     The liability issues were argued before the same three judge Federal Circuit panel on September 30, 1997. On April 7, 1998, the panel issued its decision: i) affirming the trial court's grant of Judgement As a Matter of Law ("JMOL") that Honeywell's hollow cathode and RF ion beam processes do not literally infringe the asserted claims of Litton's '849 reissue patent ("Litton's patent"); ii) vacating the trial court's grant of JMOL that Honeywell's RF ion beam process does not infringe the asserted claims of Litton's patent under the doctrine of equivalents, vacating the jury's verdict on that issue, and remanding that issue to the trial court for further proceedings; iii) vacating the jury's verdict that Honeywell's hollow cathode process infringes the asserted claims of Litton's patent under the doctrine of equivalents and remanding that issue to the trial court for further proceedings; iv) reversing the trial court's grant of JMOL with respect to the torts of intentional interference with contractual relations and intentional interference with prospective economic advantage, vacating the jury's verdict on that issue, and remanding the issue to the trial court for further proceedings; v) affirming the trial court's grant of a new trial to Honeywell on damages, if necessary; vi) affirming the trial court's order granting intervening rights to Honeywell; vii) reversing the trial court's grant of JMOL and reinstating the jury's verdict that the asserted claims of Litton's patent are not invalid for obviousness; and viii) reversing the trial court's determination that Litton had obtained its '849 reissue patent through inequitable conduct.

     Litton's request for an "en banc" rehearing of the panel's decision by the full Federal Circuit appellate court was denied and the case remanded to the trial court where a status conference was held on August 17, 1998. Litton has indicated that it might seek further appellate review by the U.S. Supreme Court. Honeywell intends to vigorously oppose Litton's appellate actions and will file motions with the trial court to dispose of the remanded issues. If some of the remanded issues are not disposed of by legal motions, a jury trial of the remaining issues may be necessary.

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

     Following the April 7, 1998 Federal Circuit panel decision in the patent/tort case, Litton again petitioned the trial court to schedule the retrial of antitrust damages. The trial court tentatively scheduled the trial to commence in the fourth quarter of 1998, and reopened limited discovery and other pretrial preparations for this matter. Litton then filed another antitrust damage claim of nearly $300 million which Honeywell believes is legally deficient since it remains speculative, not disaggregable and non-responsive to the trial court's July 24, 1996 ruling. The retrial of antitrust damages commenced October 29, 1998 and is expected to last for several weeks.

     Honeywell also believes there are questions concerning the identity and nature of the business arrangements and conduct which were found by the antitrust jury in 1996 to be anti-competitive and damaging to Litton, and that consequently the damages retrial also requires a reappraisal of liability in some respects by the jury. Following the retrial, Honeywell will have the right to appeal the eventual judgment, as to both liability and damages, to the U.S. Court of Appeals for the Ninth Circuit. As a result of the uncertainty regarding the outcome of this matter, no provision has been made in the financial statements with respect to this contingent liability. Honeywell further believes that it would be inappropriate for Litton to obtain recovery of the same damages, e.g. losses it suffered due to Honeywell's sales of ring laser gyroscope-based inertial systems to OEMs and airline customers, under multiple legal theories and claims, and that eventually no duplicative recovery will be permitted in and among the patent/tort and antitrust cases.

     In the fall of 1996, Litton and Honeywell commenced a court ordered mediation of the patent, tort and antitrust claims. No claim was resolved or settled, and the mediation is currently in recess.

(7) As of October 4, 1998, Honeywell had reserved 13,735,489 shares of common stock for the issuance of shares in connection with stock option and stock bonus plans.

(8) On June 15, 1998, Honeywell issued $250.0 in debentures with a coupon rate of 6 5/8%. The debentures mature on June 15, 2028.

(9) In the second quarter of 1998, Honeywell changed its method of calculating the market-related value of plan assets for purposes of determining net periodic pension cost. The new method limits deferred investment gains and losses to 10% of the fair value of the plan assets. Deferred gains and losses are recognized in the market-related value of plan assets over 5 years. The effect of this change is immaterial.

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

(12) In 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which is effective for fiscal years beginning after December 15, 1998. Honeywell has elected to adopt this SOP effective January 1, 1998. The accounting change has a positive impact on Income before Income Taxes and Net Income. The planned impact of the change to Income before Income Taxes and Net Income was $13.1 and $8.8, respectively, in the third quarter, and $32.0 and $21.4, respectively, for the first nine months. Basic and Diluted Earnings per share were planned to increase $0.07 in the third quarter and $0.17 in the first nine months as a result of the change. Since the effect of the accounting change is to account for software in a manner similar to other capital items such as property, plant, and equipment, management chose to divert other capital expenditures to software related expenditures in 1998. This increased the amount spent on capitalized software from the planned level of $13.1 to $15.1 for the quarter and from $32.0 to $35.5 for the first nine months.

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

(14) In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," which was adopted by Honeywell beginning January 1, 1998. SFAS No. 130 requires the reporting of comprehensive income and its components in the general purpose financial statements. This Statement also requires that an entity classify items of other comprehensive income by their nature in an annual financial statement. Honeywell intends to disclose this information through a Statement of Changes in Equity in its Annual
     Report on Form 10-K for the period ending December 31, 1998. Honeywell's total comprehensive income is as follows:

                                                    Third Quarter Ended      Nine Months Ended
                                                  -----------------------  ---------------------
                                                     1998         1997        1998        1997
                                                  -------      -------     -------     -------
     Net income                                   $ 145.4      $ 118.9     $ 367.5     $ 292.9
     Foreign currency translation adjustments        28.2        (17.7)      (10.8)      (82.0)
                                                  -------      -------     -------     -------
     Total comprehensive income                   $ 173.6      $ 101.2     $ 356.7     $ 210.9
                                                  -------      -------     -------     -------
                                                  -------      -------     -------     -------

(15) In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information," which was adopted by Honeywell beginning January 1, 1998. SFAS No. 131 redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a company's operating segments. Honeywell has concluded that the current reportable segments are consistent with the "management approach" methodology outlined in SFAS 131.

(16) In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which is effective for fiscal years beginning after December 15, 1997. SFAS 132 revises and standardizes disclosures required by SFAS 87, SFAS 88 and SFAS 106. Honeywell has adopted this standard for its 1998 fiscal year and will provide the required disclosures in its 1998 Annual Report on Form 10K.

(17) In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" which is effective for fiscal years beginning after June 15, 1999. SFAS 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. Honeywell is currently reviewing the standard and its effect on the financial statements.

(18) The amounts set forth in this quarterly report are unaudited but, in the opinion of the registrant, include all adjustments necessary for a fair presentation of the results of operations for the nine-month periods ended October 4, 1998 and September 28, 1997, respectively. Honeywell's accounting policies are further described in the notes to financial statements in its 1997 Annual Report on Form 10-K. Certain prior year amounts have been reclassified to conform with the current year presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Net income in the third quarter of 1998 was $145.4 million, up 22 percent from $118.9 million in the third quarter of 1997. Earnings per diluted share were $1.14 for the quarter, up 24 percent from 92 cents in third quarter of 1997. Third quarter earnings per diluted share include a 7 cent increase due to planned level of expenditures for capitalized software costs in accordance with the adoption of Statement of Position (SOP) 98-1 issued by the American Institute of Certified Public Accountants (See Note 12). Excluding the accounting change, earnings per diluted share grew 16 percent.

Sales in the third quarter were $2.12 billion, up 4 percent, compared with $2.04 billion a year earlier. Operating profit was $275.0 million, compared with $226.6 million in the 1997 third quarter. Total orders for the quarter were up 3 percent. Currency translation had a 1 percent negative impact on orders and sales in the third quarter.

THIRD-QUARTER BUSINESS UNIT RESULTS

SPACE AND AVIATION CONTROL. Operating profit was $94.4 million, compared to $70.8 million a year earlier. Profits increased 33 percent, with margins improving from 14.0 percent to 15.8 percent, including a 70 basis point benefit from the planned levels of software capitalization. Space and Aviation Control profit growth resulted from volume leverage and favorable mix primarily in the commercial and military markets.

Sales for Space and Aviation Control grew 18 percent to $598.5 million, compared with $505.3 million in the third quarter of 1997. Orders for the quarter were up 13 percent on strong growth in commercial avionics. Space and Aviation Control's Primus Epic-TM- integrated avionics system was chosen for the Fairchild Aerospace 728JET family of regional airliners. In addition, Space Systems received an additional $18 million in orders for the new International Space Station.

Space and Aviation Control continued to progress on its key growth initiatives in the quarter. Honeywell Aviation Services and Matsushita Avionics Systems signed an agreement to integrate Matsushita's airborne in-flight entertainment products with Honeywell's cockpit-based communications products and provide an integrated technology and service solution to support passenger communications and airline operational requirements. On September 21st, Continental Airlines completed the first commercial global positioning system controlled landing
(GLS) using the Honeywell/Pelorus satellite landing system and Honeywell's flight management systems and communications technology. This is the first GLS system to receive FAA approval for use in commercial flights.

During the quarter, Honeywell acquired Daimler-Benz Aerospace AG's airport systems business, continuing the company's strategy of broadening its global portfolio in the growing airport systems market. The acquisition expands Honeywell's offering of airport lighting products and airport information management systems.

HOME AND BUILDING CONTROL. Operating profit for the business was $101.9 million compared with $61.2 million last year, which includes $30.4 million in 1997 special charges. Excluding the special charges, operating profits increased 11 percent compared to the third quarter of 1997, and margin rates improved
90 basis points to 11.4 percent including a 50 basis point impact from the planned level of software capitalization. Home and Building Control products operating profits were up slightly in the quarter, and profits for solutions and services were up significantly. Margin rates improved globally in solutions and services as a result of improved booked margins, restructuring benefits, and ongoing cost reductions.

Sales for Home and Building Control were $895.7 million compared to $870.9 million in the 1997 third quarter. Strong growth in Home and Building Control product sales were offset by the expected decline in solutions and services sales as the transformation of that product line continues. Currency translation had a 2 percent negative impact on sales and orders.

Home and Building Control orders were flat, with slight growth in products orders offset by selectivity in North American solutions and services bookings. Home and Building Control's expansion into industrial facility energy and compressed air management resulted in a third quarter agreement with Anheuser Busch to provide energy retrofit solutions throughout Anheuser Busch's North American facilities.


INDUSTRIAL CONTROL. Operating profit for Industrial Control was $77.4 million compared with $87.8 million a year earlier. The 1997 third quarter operating profit includes the impact of special charges of $30.0 million and the gain on the sale of a business of $60.3 million. Excluding the impact of these one time events, profits were up 35 percent compared to third quarter 1997, with margins increasing 4 percentage points from 9.1 percent to 13.1 percent. Excluding the benefit of planned software capitalization, earnings grew 28 percent with margins increasing 330 basis points. The increase in earnings and margins was driven by Industrial Automation and Control and reflects benefits from restructuring, earnings contributions from Honeywell-Measurex, and ongoing operational excellence programs improving product cost competitiveness. Sensing and Control profits were down moderately in the quarter driven by the 1997 divestitures.

Industrial Control sales in the third quarter were $591.4 million, compared with $629.0 million last year. Net of divested units, Industrial Control revenue decreased 2 percent as a result of weaker performance in short-cycle product businesses and reduced capital spending in the pulp and paper market.
Industrial Control orders were down 6 percent for the quarter, but were down only slightly after excluding the impact of currency translations and divested units. Honeywell's global presence and unique technology-based value propositions resulted in a number of significant alliances and partnerships in the quarter, including long-term preferred supplier agreements with Mobil, Citgo and Phillips. These alliances are expected to provide Industrial Control several hundred million dollars in revenue over the next three to five years. Key contract wins for the quarter include a multi-million dollar contract to supply the automation solutions for the $2 billion Saudi Yanbu Petrochemical Company (YANPET) complex in Yanbu, Saudi Arabia.

NINE-MONTH SUMMARY
In the first nine months of 1998, Honeywell's net income was $367.5 million, up 26 percent from $292.9 million a year earlier. Sales were $6.08 billion, compared with $5.70 billion last year. Earnings per diluted share were $2.87, up 26 percent from $2.27 in the first nine months of 1997.

SPACE AND AVIATION CONTROL. Operating profits generated by Space and Aviation Control increased 31 percent to $241.9 million from $184.5 million for the first nine months of the prior year, driven by improvements across all product lines. Orders were up 15 percent, and revenue grew to $1.71 billion, up 22 percent from $1.4 billion a year earlier.

HOME AND BUILDING CONTROL. Home and Building Control operating profits for the first nine months of 1998 increased to $227.8 million from $173.8 million a year earlier, driven by solutions and services. Excluding $30.4 million in special charges taken in 1997, operating profits increased 12 percent. Sales were $2.46 billion compared to $2.39 billion last year. Year to date, orders were down slightly from the same period a year ago.

INDUSTRIAL CONTROL. Operating profits for Industrial Control were $222.3 million, up from $200.3 million a year earlier. Excluding $30.0 million in special charges and a $60.3 million gain on the sale of a business taken in 1997, operating profits increased 31 percent from the first nine months of 1997. The profit improvements were largely driven by Industrial Automation and Control. Year to date, orders were up 3 percent, and revenue was $1.81 billion compared to $1.82 billion in the first nine months of 1997.

YEAR 2000 READINESS DISCLOSURES

BACKGROUND. Computer programs which were written using two digits (rather than four) to define the applicable year may recognize a date using "00" as the year 1900 rather than the year 2000. This is generally referred to as the "year 2000 issue", which may affect the performance of computer programs, hardware, software and other products with embedded computer technology that is date sensitive. Unless corrective action is taken to ensure that such items are "year 2000 ready", which means that they will be able to process dates and times in such a manner that their technical and functional requirements will continue to be met without interruption for the year 2000, they may generate erroneous data or cause systems, equipment or other products to fail.

HONEYWELL'S YEAR 2000 PROGRAM. In the fourth quarter of 1995, Honeywell initiated a program to determine whether or not its business systems, operations and products are year 2000 ready. This program addresses the company's information technology systems and other systems with embedded computer technology; products provided to customers; products purchased from suppliers; and most recently, the year 2000 readiness of its significant customers.

PRODUCT READINESS. Substantially all of Honeywell's current products have been tested internally to ascertain if they are year 2000 ready. Approximately 99% of these products are year 2000 ready and the remainder are expected to be so by the end of January 1999. The company expects to complete its tests by the end of 1998. In some areas of its businesses, Honeywell is conducting external integration tests of year 2000 ready products in existing customer systems to verify that they are compatible with such systems.

Certain older products that are still in use by Honeywell customers and subject to warranties or service contracts, may not be year 2000 ready. Honeywell is formally communicating with customers to make them aware of any potential problems that may result from the use of such products and encouraging them to modify or replace same, or providing warranty or contract service as appropriate. The company expects to complete this process by the end of 1998. For older products which are not year 2000 ready, but are no longer under warranty or service contracts, various means are being employed to raise the awareness of any potential year 2000 problems, including advertising and contracting with external service providers to help identify current owners.

SUPPLIER READINESS. Honeywell has sent questionaires to substantially all suppliers who furnish products or services to the company, to ascertain whether products or services supplied are year 2000 ready, as well as the effect the year 2000 issue may have on their ability to continue supplying same. Approximately 300 of these suppliers have been identified by the company as being critical to its businesses. Honeywell is conducting symposiums, telephone interviews and site visits with these critical suppliers in an attempt to verify that their products or services are year 2000 ready and that their ability to continue supplying same will not be affected by the year 2000 issue. This process is expected to be completed during the third quarter of 1999.

INTERNAL SYSTEMS READINESS. In 1993, prior to the commencement of Honeywell's year 2000 program, the company implemented a program to upgrade most of its key information technology systems to common applications software, with completion scheduled prior to the year 2000. Honeywell expects all of its critical internal business systems to be year 2000 ready by July 1999, except for those of Honeywell - Measurex Corporation, a company acquired in March 1997. Critical business systems of Honeywell - Measurex Corporation are expected to be year 2000 ready by the end of the third quarter of 1999. The remainder of Honeywell's business systems which are considered to have a financial or operational impact on its businesses, are expected to be year 2000 ready by the end of 1999.

The company is still assessing the status of its non-IT systems and making repairs or upgrades to such systems as necessary. It expects to conclude this effort during the third quarter of 1999 for critical non-IT systems, and by the end of 1999 for other non-IT systems which are considered to have a financial or operational impact on its businesses. Honeywell does not expect the costs associated with the remediation of non-IT systems to be material, and such costs are included in the amounts forecasted for contingencies in 1999 as discussed below under the caption "Costs".

CUSTOMER READINESS. Honeywell recently expanded its year 2000 program to evaluate the readiness of its significant customers to deal with the year 2000 issue and the effect, if any, that it may have on their requirements for Honeywell's products and services. Though Honeywell does not foresee any significant problems in this area, the information collected to date as part of this effort is not sufficient to form a basis for any conclusions regarding customer readiness and its effect, if any, on customer demand for the company's products and services. Honeywell expects to complete its assessment of the readiness of significant customers by July 1999, though no assurance can be given that all customers will respond to its inquiries or that all responses will be accurate.

RISKS/CONTINGENCY PLANS. Honeywell's products are used in a wide variety of control applications including, but not limited to, industrial processing control systems, home and building products and automation control systems, and space and aviation control systems. In a most likely worst case scenario, if Honeywell's products are not year 2000 ready, a control application could be disrupted, which could affect the ability of the system in which it is installed to function properly, depending on other safeguards. Similarly, if customers are unable to conduct adequate integration testing of Honeywell's year 2000 ready products within their equipment or systems, they could experience temporary equipment or systems failure if compatibility problems arise. While the company does not expect any worst case scenario to occur, it is working closely with customers of critical systems to advise them of potential problems and the need to complete systems integration testing.

If a critical supplier cannot supply products or services to Honeywell that are year 2000 ready, or if the supplier is adversely affected by the year 2000 issue, that source of supply could be interrupted. This could affect the ability of Honeywell to supply other products or services, or disrupt a business operation which is dependent thereon. Furthermore, if a year 2000 issue affecting a component is not detected by a supplier, it could affect the performance of the product or system of which it becomes a part and possibly cause one or more of the scenarios discussed above to occur. To reduce the risk of such occurrences, Honeywell is taking steps to verify the year 2000 readiness of all critical suppliers as discussed above under the caption "Supplier Readiness". In addition, each of Honeywell's business units is developing contingency plans to provide direct support to critical suppliers with year 2000 issues, and to identify substitute materials, services and alternate suppliers.

Honeywell expects that all of its internal applications systems will be year 2000 ready by the end of 1999. However, if its strategy to replace its order management systems in some European countries is not completely executed prior to the year 2000, there may be difficulty in processing customer orders in such countries. Contingency plans have been developed to mitigate such risks and will be implemented if necessary.

Honeywell acquires other companies from time to time as part of its business development strategy, and it anticipates that acquisitions will continue through the year 2000. In the course of conducting due diligence investigations of acquisition candidates, Honeywell endeavors to ascertain whether or not their products or services, or those of their critical suppliers, are year 2000 ready, and whether or not such suppliers and key customers, if any, will be adversely affected by the year 2000 issue. While acquisition candidates may provide certain information or make representations and warranties regarding year 2000 readiness, in some cases, Honeywell may be unable to verify same until the acquisition is completed and the steps outlined herein as part of Honeywell's year 2000 program are undertaken.

COSTS. Honeywell estimates that historical and future costs associated with its year 2000 program will not exceed $60 million for fiscal years 1995 through 1999. Approximately $20 million in costs will be incurred in fiscal year 1998, and $30 million has been forecasted for the 1999 fiscal year to cover additional costs and contingencies. Funding for the 1998 and 1999 costs was previously forecasted as part of Honeywell's operating expenditures and included in the company's budgets. Management believes that such costs will not have a material impact on the operations, cash flows or financial condition of Honeywell and its subsidiaries, taken as a whole, in future periods.

The preceding "Year 2000 Readiness Disclosures" contain forward-looking statements of Honeywell's expectations regarding the ability of its products and systems to be year 2000 ready, as well as its ability to assess the readiness of its suppliers and customers, and related risks. These statements relate to future events, the outcome of which is uncertain, and should be read in conjunction with the cautionary factors listed below and in
Exhibit 99(i) to this report.

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

The following is a summary of certain factors, the results of which, if markedly different from Honeywell's planning assumptions, could cause Honeywell's future results to differ materially from those expressed in any forward-looking statements contained in this report:

     - foreign currency translations of sales denominated in other currencies which may fluctuate adversely based on local currency valuations;
     - changes in macroeconomic conditions in those regions throughout the world in which Honeywell does business, such as those which have recently occurred in Asia, Latin America and eastern Europe, or changes in trade or monetary policies, any of which may affect customer demand for the company's products and services;
     - risks pertaining to performance and energy retrofit contracts, including dependence on the performance of third parties;
     - various competitive pressures, such as new technologies, industry consolidation and deregulation of certain industries;
     - the ability of material suppliers or key customers of the company to reduce or eliminate risks to their businesses or operations arising from the year 2000 issue;
     - availability of intellectual property rights for newly developed products or key technologies; and
     -    significant acquisitions or divestitures.

Please refer to Exhibit 99(i) of this report for a more detailed discussion of these and other factors that could cause Honeywell's actual results in future periods to differ materially from those projected in any forward-looking statements.

FINANCIAL CONDITION

Shareowners' equity increased to $2,566 million from $2,389 million at the end of 1997. Shareowners' equity includes an increase of $263 million in retained earnings from current year earnings net of dividends, an $11 million decrease in the accumulated foreign currency translation balance, and a $75 million net decrease in stock balances driven by the repurchase of treasury shares.

Basic common shares outstanding decreased from 126.2 million at the end of 1997 to 125.9 million. Diluted shares outstanding decreased from 128.0 million at year end 1997 to 127.1 million at the end of September. During the first nine months of 1998, 2,054,500 shares were repurchased at a cost of $160 million. The repurchased shares are intended to offset planned issuances under existing employee stock and incentive programs. Shares issued through stock option and stock bonus plans totaled 1,106,768 shares and yielded $39 million in proceeds.

Debt as a percentage of total capital at the end of the third quarter was 37 percent compared with 36 percent at the end of 1997. In June 1998, Honeywell issued $250 million of 30-year debentures at a coupon rate of 6 5/8 percent. Total debt has increased $188 million from 1997 year end.

During 1997, Honeywell committed itself to a plan of action and recorded special charges of $90.7 million intended to reduce operating costs and improve margins. Expenditures of $11.1 million in the third quarter of 1998 included $7.9 million for work force reduction, $1.4 million for facilities consolidations and $1.8 million for other restructuring activities. For the first nine months, expenditures totaled $38.4 million, consisting of $27.5 million for work force reduction, $6.4 million for facilities consolidations and $4.5 million for other restructuring activities. Accrued costs remaining will be funded with cash flows from operating activities in 1998.

Net cash flows used by investing activities exceeded net cash generated from operations by $38 million in the first nine months of 1998. The primary investing activities of investments in capital and acquisitions were funded by the proceeds from the sale of assets and businesses, cash generated by operations, and debt.

On October 4, 1998, Honeywell had $1,325 million of committed revolving credit lines with 17 banks. There were no outstanding borrowings against these lines on October 4, 1998. In addition, certain foreign units had $371 million in credit lines available at the end of the third quarter. Honeywell believes its available cash, committed credit lines and access to the public debt markets through commercial paper and medium-term note programs provide adequate short-term and long-term liquidity.

As of October 4, 1998, Honeywell's credit ratings for long-term and short-term debt were A/A-1 by Standard and Poor's Corporation, A/Duff1 by Duff and Phelps Credit Rating Co. and A2/P-1 by Moody's Investors Service, Inc.

Honeywell has entered into various foreign currency exchange contracts and interest rate swaps to manage its net exposure to changes in currency and interest rate fluctuation. At October 4, 1998, the notional amount of outstanding foreign exchange contracts was approximately $1.0 billion. The amount of hedging gains and losses deferred was not material at October 4, 1998. The notional amount of outstanding interest rate swaps was $1.0 billion at October 4, 1998.

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



                                        HONEYWELL INC.



Date:  November 12, 1998                By:  /s/ E.D. Grayson
                                             ----------------------------------
                                             E.D. Grayson
                                             Vice President and General Counsel



Date:  November 12, 1998                By:  /s/ P.M. Palazzari
                                             ----------------------------------
                                             P.M. Palazzari
                                             Vice President and Controller
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