Form 10-K405
period 1998-12-31
HONEYWELL INC
filed 1999-03-11
CIK 48305

1998
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
    [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

                          For the fiscal year ended December 31, 1998

                                               OR

    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ....................... to ......................

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

        Registrant's telephone number, including area code 612-951-1000

          Securities registered pursuant to Section 12(b) of the Act:

          Title of each class            Name of each exchange on which registered
---------------------------------------  -----------------------------------------
Common Stock, par value $1.50 per share           New York Stock Exchange

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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    Based on the closing sales price of $71.8125 on February 19, 1999, the aggregate market value of the voting stock held by nonaffiliates of the registrant was $9,033,816,021.

    As of February 19, 1999, the number of shares outstanding of the registrant's common stock, par value $1.50 per share, was 126,308,756 shares.

                  DOCUMENTS INCORPORATED IN PART BY REFERENCE

Incorporated Documents                                                   Location in Form 10-K
-----------------------------------------------------------------------  ----------------------
Honeywell Notice of 1999 Annual Meeting and Proxy Statement                     Part III

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

    Honeywell, Inc. is an international controls company that develops and supplies advanced-technology products, systems and services to homes and buildings, industry, and space and aviation. These products, systems and services are designed to conserve energy, protect the environment, improve productivity, enhance comfort and increase safety.

    Honeywell was incorporated in the State of Delaware in 1927. Its principal offices are located in Minneapolis, Minnesota.

                          INDUSTRY SEGMENT INFORMATION

    Honeywell's businesses are classified by management into three primary industry segments: (i) Home and Building Control, (ii) Industrial Control, and
(iii) Space and Aviation Control. Financial information relating to these industry segments is set forth in Part II, Item 6 at page 14.

HOME AND BUILDING CONTROL

    Home and Building Control provides products and services which, are intended to create efficient, safe, comfortable environments, such as: controls for heating, ventilation, humidification and air conditioning equipment; security and fire alarm systems; home automation systems; energy-efficient lighting controls; building management systems and services; and home comfort consumer products.

    Home and Building Control manufactures, markets and installs mechanical, pneumatic, electrical and electronic control products for heating, ventilation, air conditioning and lighting in homes, and commercial, industrial and public buildings. These controls are produced for a variety of applications and products, including: burner and boiler control, lighting, thermostatic radiators, pressure regulators for water systems, thermostats, valves and actuators, ignition controls, humidistats, relays, contactors, transformers, air-quality products and security products. Home and Building Control systems, which may be generic or specifically designed for each application, may include panels and control systems to centralize mechanical and electrical functions. Through its Consumer Products business, Home and Building Control produces standalone products such as fans, heaters, thermostats, humidifiers, and air and water filtration products.

    Home and Building Control's Solutions and Services business provides: indoor air-quality services, and central-station burglary and fire protection services for homes and commercial buildings; video surveillance, and access control and entry management services for commercial buildings; contract maintenance services for commercial building mechanical and control systems; automated management of building operations for building complexes; and energy management and energy retrofit services. This business also provides enterprise building solutions designed to improve business outcomes, including building controls, facility integration, critical environments, energy and process utilities, integrated security and asset management, and building information services.

    Most of Home and Building Control's products, systems and services are sold directly to original equipment manufacturers, including manufacturers of heating and air conditioning equipment, architects and developers, building managers and owners, and consulting engineers; and through wholesalers, distributors, dealers, contractors, hardware stores, home-care centers and Honeywell's nationwide sales and service organization. Standalone consumer products are sold primarily through retailers such as hardware stores and home-care centers.

INDUSTRIAL CONTROL

    Industrial Control serves the automation and control needs of its worldwide industrial customers by supplying products, systems and services ranging from sensors to integrated systems designed for specific applications, to help customers improve productivity and meet increasingly stringent environmental and safety requirements.

    Industrial Control's Automation and Control business provides process control systems, and associated application software and services, to customers to a broad range of markets, including process industries such as: refining oil and gas, petrochemical, bulk and fine chemical, and pulp-and-paper, as well as the electric utility, food and consumer goods, pharmaceutical, metals and transportation industries. Industrial Control also designs and manufactures process instruments, process controllers, recorders, programmers, programmable controllers, transmitters and other field instruments, which may be sold as stand-alone products or integrated into control systems. These products are generally used in indicating, recording and automatically controlling process variables in manufacturing processes.

    Industrial Control's Sensing and Control business manufactures solid-state sensors (including position, pressure, airflow, temperature and current sensors), sensor interface devices, manual controls, explosion-proof switches and precision snap-acting switches, photoelectric and mercury switches, and lighted/unlighted pushbuttons. These products are used in industrial, commercial and business equipment, and in consumer, medical, automotive, aerospace and computer applications. Other Sensing and Control products include optoelectronic devices, and fiber-optic systems and components, as well as transducers, and high-accuracy noncontact measurement and detection products for factory automation, quality inspection and robotics applications.

    The Honeywell-Measurex organization within Industrial Control supplies measurements, control and industrial automation systems that unify business and control information for the pulp and paper and other continuous web producers. Honeywell-Measurex serves the paper, plastics, metals, rubber, non-wovens and printing industries worldwide with sensor-based quality control, distributed control and cross-directional control systems, web inspection systems, paper machine actuators and professional services including consulting, optimization, engineering and installation.

    Industrial Control also furnishes industrial customers with: product and component testing services; project management, engineering and installation services; instrument maintenance, repair and calibration services; various contract services for industrial control equipment, including third-party maintenance for CAD/CAM and other industrial control equipment; advanced control, and networking and optimization services; as well as training, customized products for customer applications and a range of other customer support services.

    Industrial Control has an extensive customer base worldwide, including most of the leading oil refiners, pulp and paper manufacturers, and chemical companies. Its systems and services are generally sold directly to users on a monthly or annual contract basis. Products are customarily sold directly to end users, equipment manufacturers and contractors on a delivered, supervised or installed basis, or through third-party channels such as distributors and systems houses.

SPACE AND AVIATION CONTROL

    Honeywell's Space and Aviation Control segment supplies a full-line of avionics for the commercial, military and space markets. The company designs, manufactures, services and markets a variety of sophisticated electronic control systems and components for commercial and business aircraft, military aircraft and spacecraft, and airports.

    Products manufactured for aircraft use include: integrated avionics systems, ring laser gyro-based inertial flight reference systems, navigation and guidance systems, flight control systems, flight management systems, severe weather avoidance systems, inertial sensors, air data computers, radar altimeters, automatic test equipment, cockpit display systems, and other communication and flight instrumentation. Space and Aviation Control also provides satellite landing systems, airfield lighting products for airports, surface vehicle tracking systems, and other electronic systems, including navigational and guidance systems for missiles and military land vehicles.

    Space and Aviation Control products and services have been involved in every major U.S. space mission since the mid-1960s. These products and services include guidance systems for launch and re-entry vehicles, flight and engine control systems for manned spacecraft, precision components for strategic missiles, surveillance and warning systems, and on-board data processing. Other products and services include spacecraft attitude and positioning systems, precision pointing and isolation systems, and communications services.

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

    These operations, as well as transactions involving businesses which have been discontinued by Honeywell, are reported in the Financial Statements under the "Other" category.

                              GENERAL INFORMATION

RAW MATERIALS

    Honeywell experienced no significant or unusual problems in the purchase of raw materials and commodities in 1998. Although it is impossible to predict what effects shortages or price increases may have in the future, at present management has no reason to believe a shortage of raw materials will cause any material adverse impact during 1999.

PATENTS, TRADEMARKS, LICENSES AND DISTRIBUTION RIGHTS

    Honeywell's business as a whole, and that of its segments and their strategic business units, is not dependent upon any single patent or related group of patents, or any licenses or distribution rights. Honeywell owns, or is licensed under, a large number of patents, patent applications and trademarks acquired over a period of many years, which relate to many of its products or improvements thereon and are of importance to its business. From time to time, new patents and trademarks are obtained, and patent and trademark licenses and rights are acquired from others. Honeywell also has distribution rights of varying terms in a number of products and services produced by other companies. In the judgment of management, such rights are adequate for the conduct of the business being done by Honeywell. See Item 3 at page 8 for information concerning litigation relating to patents in which Honeywell is involved.

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

BACKLOG

    The total dollar amount of backlog of Honeywell's orders believed to be firm was approximately $4,388.0 million at December 31, 1998, and $4,244 million at December 31, 1997. All but approximately $849.6 million of the 1998 backlog is expected to be delivered within the current fiscal year. Backlog is not a reliable indicator of Honeywell's future revenues because a substantial portion of backlog represents the value of orders that can be canceled at the customer's option.

COMPETITION

    Honeywell is subject to active competition in substantially all product and service areas. Competitors generally are engaged in business on a national or an international scale. Honeywell is the largest producer of control systems and products used to regulate and control heating and air conditioning in commercial buildings, and of systems to control industrial processes worldwide. Honeywell is also a leading supplier of commercial aviation, space and avionics systems. Honeywell's automation and control businesses compete worldwide, supported by a strong distribution network with manufacturing and/or marketing capabilities, for at least a portion of these businesses, in over 95 countries.

    Competitive conditions vary widely among the thousands of products and services provided by Honeywell, and vary as well from country to country. Markets, customers and competitors are becoming more international in their outlook. In those areas of environmental and industrial components and controls where sales are primarily to equipment manufacturers, price/performance is probably the most significant competitive factor, but customer service and applied technology are also important. Competition is increasingly being applied to government procurements to improve price and product performance. In service businesses, quality, reliability and promptness of service are the most important competitive factors. Service must be offered from many areas because of the localized nature of such businesses. In engineering, construction, consulting and research activities, technological capability and a record of proven reliability are generally the principal competitive factors. Although Honeywell may have relatively few significant competitors in the small number of the markets for its highly specialized products and services, in most markets there are many competitors.

RESEARCH AND DEVELOPMENT

    During 1998, Honeywell spent approximately $482 million on research and development activities, compared with $447 million in 1997 and $353 million in 1996. In 1998, Honeywell also received approximately $300 million, primarily from the U.S. government, in customer-funded research relating to the development of new products or services, or the improvement of existing products or services. Honeywell received $323 million and $341 million, primarily from the U.S. government, in customer-funded research, in 1997 and 1996 respectively.

ENVIRONMENTAL PROTECTION

    Compliance with current federal, state and local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had, and in the opinion of management will not have, a material effect on Honeywell's financial position, net income, capital expenditures or competitive position. See Item 7 at page 18 for further information concerning environmental matters.

EMPLOYEES

    Honeywell employed approximately 57,000 persons in total operations as of December 31, 1998.

GEOGRAPHIC AREAS

    Honeywell engages in operations in over 95 foreign countries. A large majority of Honeywell's foreign business is in Western Europe, Canada and the Asian Pacific Rim.

    Although there are risks attendant to foreign operations, such as potential nationalization of facilities, currency fluctuation and restrictions on movement of funds, Honeywell has limited exposure in high risk countries and has taken action to mitigate such risks.

    Financial information related to geographic areas is included in Note 19 to the financial statements in Part II, Item 8 at page 55.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

                                                                                               POSITION HELD    AGE AT
                NAME                                          OFFICE                               SINCE        3/1/99
------------------------------------  -------------------------------------------------------  -------------  -----------
Michael R. Bonsignore (1)             Chairman of the Board and Chief Executive Officer               1993            57

Giannantonio Ferrari (2)              President and Chief Operating Officer                           1997            59

J. Kevin Gilligan (3)                 President, Solutions and Services Business, Home and            1997            44
                                      Building Control

Edward D. Grayson (4)                 Vice President and General Counsel                              1992            60

William M. Hjerpe (5)                 President, Honeywell Europe                                     1997            47

Philip M. Palazzari (6)               Vice President and Controller                                   1994            51

James T. Porter (7)                   Vice President and Chief Administrative Officer                 1996            47

Donald K. Schwanz (8)                 President, Space and Aviation Control                           1997            54

Lawrence W. Stranghoener (9)          Vice President and Chief Financial Officer                      1997            44

Markos I. Tambakeras (10)             President, Industrial Control                                   1997            47

Albrecht Weiss (11)                   President, Products Business, Home and Building Control         1997            47

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

ITEM 2.  PROPERTIES

    Honeywell and its subsidiaries operate facilities worldwide comprising approximately 21,232,700 square feet of space for use as manufacturing, office and warehouse space, of which approximately 10,959,400 square feet is owned and approximately 10,273,300 square feet is leased. In the judgment of management, the facilities used by Honeywell are adequate and suitable for the purposes they serve.

    Facilities allocated for corporate use in the United States, including sales offices, comprise approximately 2,611,800 square feet of space, of which approximately 1,406,100 square feet is owned and approximately 1,205,700 square feet is leased. These figures include Honeywell's principal executive offices in Minneapolis, Minnesota which comprise approximately 957,400 square feet, all of which is owned.

    A summary of properties held by each segment of Honeywell is set forth below, showing major plants, their location, size and type of holding. The descriptions include approximately 726,800 square feet of space owned or leased by Honeywell's operations in the United States that has been leased or subleased to third parties. In addition, approximately 3,195,400 square feet of previously leased space in the United States is under assignment to third parties (including 1,499,100 square feet, 437,100 square feet and 60,800 square feet which is assigned to Alliant Techsystems Inc., Federal Systems Inc. and Bull HN Information Systems, Inc., respectively, all of which were formerly affiliates of the company).

HOME AND BUILDING CONTROL

    Home and Building Control occupies approximately 3,384,600 square feet of space for operations in the United States, of which approximately 1,396,200 square feet is owned and approximately 1,988,400 square feet is leased.

    Outside the United States, Home and Building Control operations occupy approximately 3,961,600 square feet, of which approximately 1,326,100 square feet is owned and approximately 2,635,500 square feet is leased. Principal facilities operated outside the United States are located in Canada, China, Germany, The Netherlands, the United Kingdom and Australia.

    Facilities in the United States comprising 300,000 square feet or more are listed below.

                                                                APPROXIMATE   OWNED OR
        LOCATION                 MAJOR USE OF FACILITY          SQUARE FEET    LEASED
------------------------  ------------------------------------  ------------  ---------
Golden Valley, Minn.      Manufacturing                           1,185,300     Owned
Memphis, Tenn.            Warehouse/Distribution Center             600,000    Leased

INDUSTRIAL CONTROL

    Industrial Control occupies approximately 3,510,500 square feet of space for operations in the United States, of which approximately 2,248,200 square feet is owned and approximately 1,262,300 square feet is leased.

    Outside the United States, Industrial Control operations occupy approximately 2,766,000 square feet, of which approximately 1,077,500 square feet is owned and approximately 1,688,500 square feet is leased. Principal facilities operated outside the United States are located in the United Kingdom, Australia, Canada, Switzerland, France, Germany, Belgium and The Netherlands.

    Facilities in the United States comprising 300,000 square feet or more are listed below.

                               MAJOR USE OF     APPROXIMATE   OWNED OR
LOCATION                         FACILITY       SQUARE FEET    LEASED
--------------------------  ------------------  ------------  ---------
Freeport, Ill.              Manufacturing           365,000     Owned
Freeport, Ill.              Office                  316,000     Owned
Phoenix, Ariz.              Manufacturing           550,000     Owned

SPACE AND AVIATION CONTROL

    Space and Aviation Control occupies approximately 4,548,000 square feet of space for operations in the United States, of which approximately 3,207,300 square feet is owned and approximately 1,340,700 square feet is leased.

    Outside the United States, Space and Aviation Control operations occupy approximately 259,200 square feet, of which approximately 107,000 square feet is owned and approximately 152,200 square feet is leased. Principal facilities operated outside the United States are located in Canada, the United Kingdom, France and Germany.

    Facilities in the United States comprising 300,000 square feet or more are listed below.

                               MAJOR USE OF     APPROXIMATE   OWNED OR
LOCATION                         FACILITY       SQUARE FEET    LEASED
--------------------------  ------------------  ------------  ---------
Albuquerque, N. Mex.        Manufacturing           526,600     Owned
Clearwater, Fla.            Manufacturing           914,800     Owned
Minneapolis, Minn.          Manufacturing           550,000     Owned
Phoenix, Ariz.              Manufacturing           939,000     Owned

ITEM 3.  LEGAL PROCEEDINGS

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

    PATENT/TORT CASE

    U.S. District Court Judge Mariana Pfaelzer presided over a three month patent infringement and tortious interference trial in 1993. On August 31, 1993 a jury returned a verdict in favor of Litton, awarding damages against Honeywell in the amount of $1.2 billion on three claims. Honeywell filed post-trial motions contesting the verdict and damage award. On January 9, 1995, the trial court set them all aside, ruling, among other things, that the Litton patent was invalid due to obviousness, unenforceable because of Litton's inequitable conduct before the Patent and Trademark Office, and in any case, not infringed by Honeywell's current process. It further ruled that Litton's state tort claims were not supported by sufficient evidence. The trial court also held that if its rulings concerning liability were vacated or reversed on appeal, Honeywell should at least be granted a new trial on the issue of damages because the jury's award was inconsistent with the clear weight of the evidence and based upon a speculative damage study.

    The trial court's rulings were appealed to the U.S. Court of Appeals for the Federal Circuit (the "Federal Circuit"), and on July 3, 1996, in a two to one split decision, a three judge panel of that court reversed the trial court's rulings of patent invalidity, unenforceability and non-infringement, and also found Honeywell to have violated California law by intentionally interfering with Litton's consultant contracts and customer prospects. However, the panel upheld two trial court rulings favorable to Honeywell, namely that Honeywell was entitled to a new trial for damages on all claims, and also to a grant of intervening patent rights which are to be defined and quantified by the trial court. After unsuccessfully requesting a rehearing of the panel's decision by the full Federal Circuit appellate court, Honeywell filed a petition with the U.S. Supreme Court on November 26, 1996, seeking review of the panel's decision. In the interim, Litton filed a motion and briefs with the trial court seeking injunctive relief against Honeywell's commercial ring laser gyroscope sales. After Honeywell and certain aircraft manufacturers filed briefs and made oral arguments opposing the injunction, the trial court denied Litton's motion on public interest grounds on December 23, 1996, and then scheduled the patent/tort damages retrial for May 6, 1997.

    On March 17, 1997, the U.S. Supreme Court granted Honeywell's petition for review and vacated the July 3, 1996, Federal Circuit panel decision. The case was remanded to the Federal Circuit panel for reconsideration in light of a recent decision by the U.S. Supreme Court in the WARNER-JENKINSON VS. HILTON DAVIS case, which refined the law concerning patent infringement under the doctrine of equivalents. On March 21, 1997, Litton filed a notice of appeal to the Federal Circuit of the trial court's December 23, 1996 decision to deny injunctive relief, but the Federal Circuit stayed any briefing or consideration of that matter until such time as it completed its reconsideration of liability issues ordered by the U.S. Supreme Court.

    The liability issues were argued before the same three judge Federal Circuit panel on September 30, 1997. On April 7, 1998, the panel issued its decision:

        (i) affirming the trial court's ruling that Honeywell's hollow cathode and RF ion-beam processes do not literally infringe the asserted claims of Litton's '849 reissue patent ("Litton's patent");

        (ii) vacating the trial court's ruling that Honeywell's RF ion-beam process does not infringe the asserted claims of Litton's patent under the doctrine of equivalents, but also vacating the jury's verdict on that issue and remanding that issue to the trial court for further proceedings in accordance with the WARNER-JENKINSON decision;

       (iii) vacating the jury's verdict that Honeywell's hollow cathode process infringes the asserted claims of Litton's patent under the doctrine of equivalents and remanding that issue to the trial court for further proceedings;

       (iv) reversing the trial court's ruling with respect to the torts of intentional interference with contractual relations and intentional interference with prospective economic advantage, but also vacating the jury's verdict on that issue, and remanding the issue to the trial court for further proceedings in accordance with California state law;

        (v) affirming the trial court's grant of a new trial to Honeywell on damages for all claims, if necessary;

       (vi) affirming the trial court's order granting intervening rights to Honeywell in the patent claim;

       (vii) reversing the trial court's ruling that the asserted claims of Litton's patent were invalid due to obviousness and reinstating the jury's verdict on that issue; and

      (viii) reversing the trial court's determination that Litton had obtained its '849 reissue patent through inequitable conduct.

    Litton's request for a rehearing of the panel's decision by the full Federal Circuit court was denied and its appeal of the denial of an injunction was dismissed. The case was remanded to the trial court for further legal and perhaps factual review. A status conference was held on August 17, 1998 and the review was held in abeyance during a retrial of damages in the antitrust case in 1998. Honeywell intends to file motions with the trial court to dispose of the remanded issues as matters of law, but the review procedures remain to be defined and scheduled by the trial court. If some of the remanded issues are not disposed of by legal motions, a jury trial of the remaining issues may be necessary.

    When preparing for the patent/tort damages retrial that was scheduled for May 1997, Litton had submitted a revised damage study to the trial court, seeking damages as high as $1.9 billion. Honeywell believes that its ion-beam processes do not infringe Litton's patent, and further, that Litton's damage study remains flawed and speculative for a number of reasons. Based on the U.S. Supreme Court's decision in the WARNER-JENKINSON VS. HILTON DAVIS case which refined the law concerning patent infringement under the doctrine of equivalents, and the Federal Circuit panel's recent decision remanding certain issues in the patent/tort case to the trial court, Honeywell also believes that it is reasonably possible that the trial court will conclude that Honeywell did not infringe Litton's patent or interfere with its contractual relationships, and that no damages will ultimately be awarded to Litton. Although is not possible at this time to predict the outcome of the issues remanded to the trial court or any further appeals in this case, some potential does remain for adverse judgments which could be material to Honeywell's financial position or results of operations. Honeywell believes however, that any potential award of damages for an adverse judgment of infringement or interference should be based upon a reasonable royalty reflecting the value of the ion-beam coating process, and further that such an award would not be material to Honeywell's financial position or results of operations. As a result of the uncertainty regarding the outcome of this matter, no provision has been made in the financial statements with respect to this contingent liability.

    ANTITRUST CASE -- Preparations for, and conduct of, the trial in the antitrust case have generally followed the completion of comparable proceedings in the patent/tort case. The antitrust trial did not begin until November 20, 1995. Judge Pfaelzer also presided over the trial, but it was held before a different jury. At the close of evidence and before jury deliberations began, the trial court dismissed, for failure of proof, Litton's contentions that Honeywell had illegally monopolized and attempted to monopolize by:

        (i) engaging in below-cost predatory pricing;

        (ii) tying and bundling product offerings under packaged pricing;

       (iii) misrepresenting its products and disparaging Litton products; and

       (iv) acquiring the Sperry Avionics business in 1986.

    On February 2, 1996, the case was submitted to the jury on the remaining allegations that Honeywell had illegally monopolized and attempted to monopolize by:

        (i) entering into certain long-term exclusive dealing and penalty arrangements with aircraft manufacturers and airlines to exclude Litton from the commercial aircraft market, and

        (ii) failing to provide Litton with access to proprietary software used in the cockpits of certain business jets.

    On February 29, 1996, the jury returned a $234 million single damages verdict against Honeywell for illegal monopolization, which verdict would have been automatically trebled. On March 1, 1996, the jury indicated that it was unable to reach a verdict on damages for the attempt to monopolize claim, and a mistrial was declared as to that claim.

    Honeywell subsequently filed a motion for judgment as a matter of law and a motion for a new trial, contending, among other things, that the jury's partial verdict should be overturned because Honeywell was prejudiced at trial, and Litton failed to prove essential elements of liability or submit competent evidence to support its speculative, all-or-nothing $298.5 million damage claim. Litton filed motions for entry of judgment and injunctive relief. On July 24, 1996, the trial court denied Honeywell's alternative motions for judgment as a matter of law or a complete new trial, but concluded that Litton's damage study was seriously flawed and granted Honeywell a retrial on damages only. The court also denied Litton's two motions. At that time, Judge Pfaelzer was expected to conduct the retrial of antitrust damages sometime following the retrial of patent/tort damages. However, after the U.S. Supreme Court remanded the patent/tort case to the Federal Circuit in March 1997, Litton moved to have the trial court expeditiously schedule the antitrust damages retrial. In September 1997, the trial court rejected that motion, indicating that it wished to know the outcome of the current patent/ tort appeal before scheduling retrials of any type.

    Following the April 7, 1998 Federal Circuit panel decision in the patent/tort case, Litton again petitioned the trial court to schedule the retrial of antitrust damages. The trial court tentatively scheduled the trial to commence in the fourth quarter of 1998, and reopened limited discovery and other pretrial preparations. Litton then filed another antitrust damage claim of nearly $300 million.

    The damages only retrial began October 29, 1998, before Judge Pfaelzer, but a different jury. On December 9, 1998, the jury returned verdicts against Honeywell totaling $250 million, $220 million of which is in favor of Litton Systems Inc. and $30 million of which is in favor of its sister corporation LSL, Canada.

    On January 27, 1999, the court vacated its prior mistrial ruling with respect to the attempt to monopolize claim and entered a treble damages judgment in the total amount of $750 million for actual and attempted monopolization.

    Honeywell believes that there was no factual or legal basis for the magnitude of the jury's award in the damages retrial and that, as was the case in the first trial, the jury's award should be overturned. Honeywell also believes there are serious questions concerning the identity and nature of the business arrangements and conduct which were found by the first antitrust jury in 1996 to be anti-competitive and damaging to Litton, and there are very strong grounds to overturn the verdict of liability as a matter of law. Honeywell is now filing appropriate post-judgment motions with the trial court and Litton will soon file motions seeking to add substantial attorney's fees and costs to the judgment. Once the trial court has ruled on those motions, the parties will have the right to appeal the eventual judgment, as to both liability and damages, to the U.S. Court of Appeals for the Ninth Circuit. Execution of the trial court's judgment will be stayed pending resolution of Honeywell's post-judgment motions and the disposition of any appeals filed by the parties.

    Although is not possible at this time to predict the outcome of the motions before the trial court or any eventual appeals in this case, some potential remains for adverse judgments which could be material to Honeywell's financial position or results of operations. As a result of the uncertainty regarding the outcome of this matter, no provision has been made in the financial statements with respect to this contingent liability. Honeywell also believes that it would be inappropriate for Litton to obtain recovery of the same damages, e.g. losses it suffered due to Honeywell's sales of ring laser gyroscope-based inertial systems to OEMs and airline customers, under multiple legal theories, claims, and cases, and that eventually any duplicative recovery would be eliminated from the antitrust and patent/tort cases.

    In the fall of 1996, Litton and Honeywell commenced a court ordered mediation of the patent, tort and antitrust claims. No claim was resolved or settled, and the mediation is currently in recess.

    OTHER PROCEEDINGS

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

    No matters were submitted to a vote of security holders during the fourth quarter of 1998.

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

                                               COMMON STOCK PRICE
                                                 (NEW YORK STOCK
                                               EXCHANGE COMPOSITE)
                                             -----------------------     DIVIDENDS
                                               HIGH          LOW         PER SHARE
                                             ---------    ----------    -----------
1998   First Quarter......................   $ 84 3/4     $ 65 1/2         $ .28
       Second Quarter.....................     96 3/8       77 1/2           .28
       Third Quarter......................     90 3/16      61 3/4           .28
       Fourth Quarter.....................     84 3/8       58 5/8           .29

1997   First Quarter......................   $ 76 5/8     $ 63 7/8         $ .27
       Second Quarter.....................     78 3/4       65 1/2           .27
       Third Quarter......................     80 3/8       66 7/16          .27
       Fourth Quarter.....................     76 3/16      64 15/16         .28

    Information regarding Honeywell's share repurchase programs is set forth in
Part II, Item 7 at page 24.

    Shareowners of record on February 19, 1999 totaled 30,509, excluding individual participants in security position listings.

ITEM 6.  SELECTED FINANCIAL DATA

                        HONEYWELL INC. AND SUBSIDIARIES
           (DOLLARS AND SHARES IN MILLIONS EXCEPT PER SHARE AMOUNTS)

                                                             1998        1997        1996        1995        1994
                                                           --------    --------    --------    --------    --------
Results of Operations
  Sales................................................    $8,426.7    $8,027.5    $7,311.6    $6,731.3    $6,057.0
    Sales growth rate..................................         5.0%        9.8%        8.6%       11.1%        1.6%
                                                           --------    --------    --------    --------    --------
  Cost of sales........................................     5,677.0     5,425.1     4,975.4     4,584.2     4,082.1
  Research and development.............................       481.9       446.6       353.3       323.2       319.0
  Selling, general and administrative..................     1,317.9     1,359.4     1,313.1     1,263.1     1,173.8
  Litigation settlements (1)...........................       (23.6)
  Special charges......................................        53.7        90.7                                62.7
  Interest -- net......................................       102.2        92.5        72.9        68.9        60.2
  Gain on sale of businesses...........................                   (77.1)
  Equity income........................................       (11.7)      (12.9)      (13.3)      (13.6)      (10.5)
                                                           --------    --------    --------    --------    --------
                                                            7,597.4     7,324.3     6,701.4     6,225.8     5,687.3
                                                           --------    --------    --------    --------    --------
  Income from continuing operations before income
   taxes...............................................       829.3       703.2       610.2       505.5       369.7
  Provision for income taxes...........................       257.3       232.2       207.5       171.9        90.8
                                                           --------    --------    --------    --------    --------
  Income from continuing operations....................       572.0       471.0       402.7       333.6       278.9
                                                           --------    --------    --------    --------    --------
  Net income...........................................    $  572.0    $  471.0    $  402.7    $  333.6    $  278.9
                                                           --------    --------    --------    --------    --------
                                                           --------    --------    --------    --------    --------
    Net income growth rate.............................        21.4%       17.0%       20.7%       19.6%      (13.4)%
Basic Earnings Per Common Share
  Continuing operations................................    $   4.54    $   3.71    $   3.18    $   2.62    $   2.15
                                                           --------    --------    --------    --------    --------
  Net income...........................................    $   4.54    $   3.71    $   3.18    $   2.62    $   2.15
                                                           --------    --------    --------    --------    --------
                                                           --------    --------    --------    --------    --------
    Basic earnings per share growth rate...............        22.4%       16.7%       21.4%       21.9%      (10.4)%
  Diluted Earnings Per Common Share....................    $   4.48    $   3.65    $   3.11    $   2.58    $   2.15
    Diluted earnings per share growth rate.............        22.7%       17.4%       20.5%       20.0%       (9.7)%
  Cash Dividends Per Common Share......................    $   1.13    $   1.09    $   1.06    $   1.01    $   0.97
    Dividend growth rate...............................         3.7%        2.8%        5.0%        4.1%        6.6%
Financial Position
  Total assets.........................................    $7,170.4    $6,411.4    $5,493.3    $5,060.2    $4,885.9
  Current assets.......................................    $3,621.8    $3,258.2    $2,981.2    $2,766.9    $2,649.4
  Current liabilities..................................    $2,452.7    $2,318.9    $2,066.9    $2,022.5    $2,071.8
                                                           --------    --------    --------    --------    --------
  Working capital......................................    $1,169.1    $  939.3    $  914.3    $  744.4    $  577.6
                                                           --------    --------    --------    --------    --------
                                                           --------    --------    --------    --------    --------
  Current ratio........................................         1.5         1.4         1.4         1.4         1.3
  Short-term debt......................................    $  178.9    $  146.4    $  252.4    $  312.4    $  360.6
  Long-term debt.......................................    $1,299.3    $1,176.8    $  715.3    $  481.0    $  501.5
                                                           --------    --------    --------    --------    --------
  Total debt...........................................    $1,478.2    $1,323.2    $  967.7    $  793.4    $  862.1
  Shareowners' equity..................................    $2,785.5    $2,389.2    $2,204.9    $2,040.1    $1,854.7
                                                           --------    --------    --------    --------    --------
  Capitalization.......................................    $4,263.7    $3,712.4    $3,172.6    $2,833.5    $2,716.8
                                                           --------    --------    --------    --------    --------
                                                           --------    --------    --------    --------    --------

------------------------

(1) In 1998, the settlement of long-standing legal claims resulted in a gain on $23.6.

                        HONEYWELL INC. AND SUBSIDIARIES
           (DOLLARS AND SHARES IN MILLIONS EXCEPT PER SHARE AMOUNTS)

                                                           1998        1997        1996        1995        1994
                                                         ---------  ----------  ----------  ----------  ----------
Sales
  Home and Building Control............................  $ 3,440.5  $  3,386.6  $  3,327.1  $  3,034.7  $  2,664.5
  Industrial Control...................................    2,516.3     2,547.1     2,199.6     2,035.9     1,835.3
  Space and Aviation Control...........................    2,339.1     1,956.9     1,640.0     1,527.4     1,432.0
  Other................................................      130.8       136.9       144.9       133.3       125.2
                                                         ---------  ----------  ----------  ----------  ----------
  Total sales..........................................  $ 8,426.7  $  8,027.5  $  7,311.6  $  6,731.3  $  6,057.0
                                                         ---------  ----------  ----------  ----------  ----------
                                                         ---------  ----------  ----------  ----------  ----------
Operating Profit (1)(2)
  Home and Building Control............................  $   348.9  $    290.2  $    345.8  $    308.6  $    236.5
  Industrial Control...................................      314.2       309.2       254.9       233.8       206.6
  Space and Aviation Control...........................      334.0       255.7       163.3       127.6        80.9
  Other................................................       31.2        18.8         6.2         2.8
                                                         ---------  ----------  ----------  ----------  ----------
  Total operating profit...............................    1,028.3       873.9       770.2       672.8       524.0
  Operating profit as a percent of sales...............       12.2%       10.9%       10.5%       10.0%        8.7%
  Interest expense.....................................     (113.0)     (101.9)      (81.4)      (83.3)      (75.5)
  Equity income........................................       11.7        12.9        13.3        13.6        10.5
  General corporate expense............................      (97.7)      (81.7)      (91.9)      (97.6)      (89.3)
                                                         ---------  ----------  ----------  ----------  ----------
  Income before income taxes...........................  $   829.3  $    703.2  $    610.2  $    505.5  $    369.7
                                                         ---------  ----------  ----------  ----------  ----------
                                                         ---------  ----------  ----------  ----------  ----------
External sales by region
  United States........................................  $ 5,201.6  $  4,843.5  $  4,477.9  $  4,087.5  $  3,824.7
  Europe...............................................    2,246.0     2,136.1     1,981.7     1,858.9     1,528.5
  Other areas..........................................      979.1     1,047.9       852.0       784.9       703.8
                                                         ---------  ----------  ----------  ----------  ----------
  Total sales..........................................  $ 8,426.7  $  8,027.5  $  7,311.6  $  6,731.3  $  6,057.0
                                                         ---------  ----------  ----------  ----------  ----------
                                                         ---------  ----------  ----------  ----------  ----------
Additional information
  Average number of common shares outstanding..........      126.1       127.1       126.6       127.1       129.4
  Return on average shareowners' equity................       22.8%       20.8%       19.7%       17.1%       15.6%
  Shareowners' equity per average common share.........  $   22.09  $    18.80  $    17.44  $    16.09  $    14.57
  Price/Earnings ratio (3).............................       16.6        18.5        20.7        18.6        14.7
  Percent of debt to total capitalization..............         35%         36%         31%         28%         32%
  Research and development
    Honeywell-funded...................................  $   481.9  $    446.6  $    353.3  $    323.2  $    319.0
    Customer-funded....................................  $   300.3  $    322.5  $    341.4  $    336.6  $    340.5
  Capital expenditures.................................  $   353.0  $    298.3  $    296.5  $    238.1  $    262.4
  Depreciation and amortization........................  $   327.9  $    319.6  $    287.5  $    292.9  $    287.4
  Employees at year-end................................     57,000      57,500      53,000      50,100      50,800

------------------------

(1) Operating profit in 1998 includes $23.6 gain on litigation settlements as follows: Home and Building Control, $4.6; Industrial Control, $5.3; Space and Aviation Control, $1.8; Other, $11.5; and General Corporate Expense, $0.4. Operating profit in 1997 includes $77.1 gain on sale of businesses as follows: Home and Building Control, $5.7 and Industrial Control, $71.4.

(2) Operating profit is net of special charges amounting to $53.7, $90.7 and $62.7 in 1998, 1997 and 1994, respectively, as follows: Home and Building Control, $25.8, $46.9 and $28.7; Industrial Control, $25.8, $40.8 and $14.4;
    Space and Aviation Control, $1.4, $0.0 and $19.6; Other, $0.0, $3.0 and $0.0; and General Corporate Expense, $0.7, $0.0 and $0.0.

(3) Price/Earnings ratio calculated using basic earnings per common share from continuing operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   OPERATIONS

SALES

    Honeywell's sales increased 5 percent to $8.427 billion in 1998, compared with $8.028 billion in 1997 and $7.312 billion in 1996. The 1998 increase in sales was driven by strong growth in Space and Aviation Control offset by declines in Industrial Control and Home and Building Control's consumer products business. Sales in the United States of $5.202 billion were up 7 percent, primarily as a result of increased volume in Space and Aviation Control. International sales of $3.225 billion increased 4 percent in local currency terms, and 1 percent after consideration of the stronger U.S. dollar. U.S. export sales, including exports to foreign affiliates, were $1.211 billion in 1998 compared with $1.165 billion in 1997 and $973 million in 1996.

    In 1997, sales benefited from strong demand in Space and Aviation Control's commercial aviation and commuter jet businesses and the acquisition of Measurex Corporation. Sales growth in 1996 was the result of increased commercial OEM business and the introduction of new products in all three businesses.

COST OF SALES

    Cost of sales was $5.677 billion in 1998, or 67.4 percent of sales, compared with $5.425 billion (67.6 percent) in 1997 and $4.975 billion (68.0 percent) in 1996. The decrease in the cost as a percent of sales in 1998 was due to improvements in Industrial Control, offset by deterioration in Home and Building Control's consumer products business driven by lower sales. In 1997, cost as a percentage of sales decreased due to a mix of higher margin products, primarily in the Space and Aviation Control business. Cost as a percentage of sales decreased slightly in 1996 due to improved gross-margins in the commercial Space and Aviation Control business.

RESEARCH AND DEVELOPMENT

    Honeywell spent $482 million, or 5.7 percent of sales, on research and development in 1998, compared with $447 million (5.6 percent) in 1997 and $353 million (4.8 percent) in 1996. The additional spending in 1998 was a result of increased investment in Space and Aviation Control as it continues to invest in market leading technology platforms. Honeywell expects to maintain or slightly decrease its current rate of R&D spending in 1999 as a result of a strong technology position in many core markets. Honeywell also received, primarily from the U.S. government, $300 million in funds for customer-funded research and development in 1998, compared with $323 million in 1997 and $341 million in 1996.

OTHER EXPENSES AND INCOME

    Selling, general and administrative expenses were $1.318 billion, or 15.6 percent of sales in 1998, compared with $1.359 billion (16.9 percent) in 1997 and $1.313 billion (18.0 percent) in 1996. Selling, general and administrative expenses have declined almost 320 basis points since 1995 as a result of the continued emphasis on improving processes, investment in information systems, productivity and continued consolidation of our selling, general and administrative functions. Net interest expense was $102 million in 1998, $93 million in 1997 and $73 million in 1996. Interest expense was 7.8 percent of average debt in 1998, compared with 7.8 and 8.3 percent in 1997 and 1996, respectively. Information concerning Honeywell's exposure to, and management of, interest rate risk through the use of derivative financial instruments is provided on pages 26 and 27 and in Notes 6, 14 and 15 to the Financial Statements on pages 44, 47 and 49, respectively.

    Earnings of companies owned 20 percent to 50 percent (primarily Yamatake Corporation), which are accounted for using the equity method, were $12 million in 1998, $13 million in 1997 and $13 million in 1996.

SPECIAL CHARGES

    In 1998, Honeywell's management, with the approval of the Board of Directors, committed itself to a plan of action and recorded special charges of $53.7 million intended to reduce operating costs and improve margins. The special charges by segment are as follows: $25.8 million in Home and Building Control; $25.8 million in Industrial Control; $1.4 million in Space and Aviation Control; and $0.7 million at corporate level. Special charges include costs for work force reductions, worldwide facilities consolidations, reorganizations and other cost reductions. The work force reduction costs of $45.5 million primarily include severance costs related to involuntary termination programs instituted to improve efficiency and reduce costs. Approximately 1,200 employees have been or will be terminated. Facility consolidation costs amounting to $6.0 million are primarily associated with combining field office locations, and other cost reductions totaling $2.2 million. For more information on the special charges, see Note 3 to the Financial Statements on page 41.

    In the second half of 1997, Honeywell recorded special charges of $90.7 million. The actions taken included productivity initiatives and the rationalization of the Honeywell and Measurex product lines. Special charges were recorded by Home and Building Control ($46.9 million) and Industrial Control ($40.8 million) with an additional $3.0 million of special charges recorded by an operation included in the Other operating segment.

LITIGATION SETTLEMENTS

    In December 1998, Honeywell was awarded a favorable settlement of long-standing litigation claims. Proceeds, after expenses, resulted in a gain of $23.6 million.

SALES OF BUSINESSES

    On July 5, 1998, Honeywell sold Honeywell-Measurex Data Measurement Corporation located in Gaithersburg, MD, to Metrika Systems Corporation for $29.0 million in cash. The gain on the sale of this business and the impact on the financial statements and results of operations were immaterial. In 1997, Honeywell sold the net assets of Industrial Control's solenoid valve business for approximately $102 million, resulting in a gain of $64.3 million. Additionally in 1997, Honeywell sold the control valve business of the Industrial Control business segment and a small security monitoring business related to Home and Building Control for approximately $24 million in cash and receivables for a gain of $12.8 million.

INCOME TAXES

    The provision for income taxes was $257 million in 1998 or 31 percent, compared with $232 million in 1997 (33 percent) and $208 million in 1996 (34 percent). The 1998 effective income tax rate was reduced as a result of a settlement with U.S. tax authorities on previously questioned items. Further information about income taxes is provided in Note 5 to the Financial Statements on page 42.

NET INCOME

    Honeywell's net income increased 21 percent in 1998, primarily due to the benefits of Honeywell Quality Value (HQV) Operational Excellence, focused on reducing costs. Net income was $572 million in 1998, compared with $471 million in 1997 and $403 million in 1996. Honeywell achieved a 22 percent increase in its Basic Earnings Per Share in 1998 despite an after-tax provision for special charges of $34.9 million ($0.28 per share). These special charges were mostly offset by the after-tax gain on a litigation settlement of $14.2 million ($0.11 per share) and the favorable impact of a settlement with U.S. tax authorities on previously questioned items of $16.7 million ($0.13 per share). Basic and Diluted Earnings Per Share were $4.54 and $4.48, respectively, in 1998, compared with $3.71 and $3.65 in 1997 and $3.18 and $3.11 in 1996.

RETURN MEASUREMENTS

    Return on Equity (ROE) was 22.8 percent in 1998, 20.8 percent in 1997 and
19.7 percent in 1996. Return on Investment (ROI) was 16.2 percent in 1998, 14.6 percent in 1997 and 15.1 percent in 1996. Return on Investment increased significantly in 1998 due to increased operating margin and more efficient use of assets.

    Economic Value Added (EVA), calculated by subtracting the cost of capital from operating profits net of tax, continued to improve to $165 million in 1998, compared to $95 million in 1997, and $92 million in 1996.

OTHER OPERATING SEGMENTS

    The "Other" category, which generated revenues of $131 million, $137 million and $145 million in 1998, 1997 and 1996, respectively, is primarily the result of Honeywell's research operations. Operating profit for the Other operations totaled $31 million in 1998, compared to $19 million in 1997 and $6 million in 1996. The 1998 increase was primarily the result of the applicable portion of the favorable litigation settlement. The operating profit increase in 1997 was driven primarily from improved performance in the research centers and lower environmental remediation costs associated with discontinued businesses.

CURRENCY

    The U.S. dollar strengthened over 3 percent in 1998 compared with 1997 based on the weighted average of profits denominated in the principal foreign currencies in countries where Honeywell products and services were sold. A stronger dollar has a negative effect on international results because foreign exchange denominated transactions translate into fewer U.S. dollars. Information about Honeywell's exposure to, and management of, currency risk through the use of derivative financial instruments is provided on pages 26 and 27 and in Notes 6, 14 and 15 to the Financial Statements on pages 44, 47 and 49, respectively.

INFLATION

    Highly competitive market conditions have minimized inflation's impact on the selling prices of Honeywell's products and the cost of its purchased materials. Productivity improvements and cost-reduction programs have largely offset the effects of inflation on other costs and expenses.

EMPLOYMENT

    Honeywell employed 57,000 people worldwide at year-end 1998, compared with 57,500 employees in 1997 and 53,000 employees in 1996. Approximately 30,750 employees work in the United States, with 26,250 employed in other regions, primarily in Europe. Total compensation and benefits in 1998 were $3.2 billion, or 43 percent of total costs and expenses. Sales per employee were $147,800 in 1998, compared with $139,600 in 1997 and $138,500 in 1996.

ENVIRONMENTAL MATTERS

    Honeywell is committed to protecting the environment, both through its products and in its manufacturing operations. A number of its products are designed to reduce energy consumption and eliminate hazardous materials from the environment. The company has also established effective internal programs to foster compliance with environmental laws and regulations worldwide, and increase environmental awareness, health and safety.

    Honeywell's use and release of chemicals to the environment continues to decline steadily, and releases of toxic and ozone-depleting chemicals are being phased out well ahead of regulatory requirements. Honeywell has increased its commitment to pollution prevention; establishing company-wide environmental health and safety goals targeting reductions in air emissions, hazardous waste and energy consumption, and the recycling of solid wastes generated, while decreasing the costs of managing wastes. For more information on these environmental matters, see Note 20 to the Financial Statements on page 58.

NEW ACCOUNTING STANDARDS

    In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," which was adopted by Honeywell beginning January 1, 1998. SFAS No. 130 requires the reporting of comprehensive income and its components in the general-purpose financial statements. This Statement also requires that an entity classify items of other comprehensive income by their nature in an annual financial statement. Honeywell has disclosed this information through a Statement of Shareowners' Equity on page 37.

    In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information," which was adopted by Honeywell beginning January 1, 1998. SFAS 131 redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a company's operating segments. Honeywell has concluded that the current reportable segments are consistent with the "management approach" methodology outlined in SFAS 131. The additional disclosures can be found in Note 19 to the Financial Statements on page 19.

    In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which is effective for fiscal years beginning after December 15, 1997. SFAS 132 revises and standardizes disclosures required by SFAS 87, SFAS 88 and SFAS 106. Honeywell has adopted this standard for its 1998 fiscal year and the required disclosures can be found in Note 21 to the Financial Statements on page 63.

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" which is effective for Honeywell on January 1, 2000. SFAS 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. Honeywell is currently reviewing the standard and its effect on the financial statements.

    In 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which is effective for fiscal years beginning after December 15, 1998. Honeywell has elected to adopt this SOP effective January 1, 1998. The accounting change has a positive impact on Income before Income Taxes and Net Income. The planned impact of the change to Income before Income Taxes and Net Income for 1998 was $44.1 million and $29.5 million, respectively. Basic and Diluted Earnings per share were planned to increase $0.23 as a result of the change. Since the effect of the accounting change is to account for software in a manner similar to other capital items such as property, plant, and equipment, management chose to divert other capital expenditures to software related expenditures in 1998. This accelerated the amount spent on capitalized software from the planned level of $44.1 million to $52.2 million in 1998.

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

    In 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities," which is effective for fiscal years beginning after December 15, 1998. This SOP requires that companies expense start-up costs and organizational costs as they are incurred. Honeywell has adopted this SOP effective January 1, 1999, and the impact on results of operations and financial position is expected to be immaterial.

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

    The following is a summary of certain factors, the results of which, if markedly different from Honeywell's planning assumptions, could cause Honeywell's future results to differ materially from those expressed in any forward-looking statements contained in this report:

    - foreign currency translations of sales denominated in other currencies, which may fluctuate adversely based on local currency valuations;

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

                       DISCUSSION AND ANALYSIS BY SEGMENT

HOME AND BUILDING CONTROL

    Home and Building Control is a global leader in providing comfortable, healthy, safe and energy-efficient indoor environments. Customer loyalty to our brand is based on more than 3,500 products, a broad range of systems and services, a large installed base and an unmatched distribution network that supports our customer solutions worldwide.

    THREE-YEAR SALES OVERVIEW

    Sales in 1998 were $3.441 billion compared with $3.387 billion in 1997 and $3.327 billion in 1996. Sales were driven by continued solid growth in the Services business, with strong contributions from both North American and European markets. This growth was moderated by a planned reduction in the lower margin Solutions' business, reduced volume in Consumer Products and unusually warm winters in North America and Europe.

    In 1997, Home and Building Control products business experienced strong sales growth from the international market, driven by demand in our water products and combustion control businesses. Sales improvement in 1996 resulted from growth in the retail business, new product introductions in Europe and the introduction of small to mid-sized building management systems.

    THREE-YEAR OPERATING PROFIT OVERVIEW

    Home and Building Control's 1998 operating profit was $349 million including $26 million in special charges compared with $290 million last year, which includes $47 million in 1997 special charges. Excluding the planned impact of software capitalization of $18 million, special charges and gains (see Note 19 to the Financial Statements on page 55), operating profits increased 6 percent. The key drivers of the margin improvement were the strategic repositioning of the Solutions and Services business, which included improving the quality and margins of the Solutions business and growing the higher margin Services business, and the emphasis placed on HQV Operational Excellence programs. Despite the challenges posed by weather, the Products business also saw solid profit growth in 1998, with strong growth from our residential products area.

    In 1997, operating profit was $290 million, including special charges of $47 million and a gain of $6 million on the sale of a small international security monitoring business. Excluding the impact of the gain and special charges, operating profit declined from 1996 due to the mix of lower margin Products business and lower than expected volume in Solution and Services. In 1996, profits from Home and Building Control Products improved through volume increases and cost reductions while profits in Solutions and Services declined due to a competitive energy retrofit business and investment in programs to enhance productivity.

    BUSINESS STRATEGIES

    Our Home and Building Control business began a strategic repositioning at the beginning of 1998, and the initiatives showed strong results throughout 1998. Growth initiatives in building security continued with key contract wins around the globe and several strategic acquisitions, including VVE Security, Inc., and ESD Electronics. Further acquisitions, including Flica, a German-based company, and Elm, headquartered in Scotland, expanded our cooling and refrigeration business, while Westinghouse Security Electronics, Inc., enhanced our commercial component line.

    We also showed strong success from the government vertical market. As part of the U.S. government's policy to reduce energy use 30 percent by 2005, Honeywell was selected to participate in contracts worth up to $1 billion to upgrade federal facilities in the 11-state central region and U.S. Air Force bases in nine western states.

    Operational improvements made in 1998 will enable our customers to decrease their inventory levels. Working capital is also expected to improve in 1999, with our build-to-order/build-to-stock program.

INDUSTRIAL CONTROL

    Industrial Control is a global leader in automation solutions from sensors to integrated solutions, and provides systems, products and services for process industries such as hydrocarbon processing, chemicals and pulp and paper. Additionally, Industrial Control manufactures switches and sensors for use in vehicles, consumer products, data communication and industrial applications, as well as smart position-sensing devices and systems used in factories and package distribution systems.

    THREE-YEAR SALES OVERVIEW

    Industrial Control sales in 1998 were $2.516 billion, compared with $2.547 billion in 1997 and $2.200 billion in 1996. Sales in 1998 were down slightly; however, after adjusting for divestitures and negative currency fluctuations due to the stronger dollar, Industrial Control increased sales by 4 percent in a tough external environment. Despite significant weakness in the pulp and paper, refining and industrial components markets, Industrial Control remains well positioned in the industry through the introduction of superior technologies, leveraging of our installed base and increases in the number of our market-leading strategic alliances.

    In 1997, sales reflected strong demand for the TotalPlant Solution (TPS) system, the introduction of over 80 new products and the successful acquisition of Measurex Corporation. In 1996, sales benefited from the successful introduction of new measurement, sensing and control products; the acquisition of Leeds & Northrup; the excellent market reception of our TotalPlant Solution
(TPS) system; and continued strong demand for upgrades and services that increase the value of our installed control systems.

    THREE-YEAR OPERATING PROFIT OVERVIEW

    Industrial Control operating profit in 1998 was $314 million including special charges of $26 million compared to $309 million in 1997, which included special charges of $41 million. In 1998, excluding the planned impact of software capitalization of $13 million, special charges and gains (see Note 19 to the Financial Statements on page 55), operating profits increased by 15 percent. The increase in profit was driven by substantial earnings improvement from Honeywell Measurex, the contribution of higher margin services and software growth and ongoing HQV Operational Excellence programs focused on reducing overhead and product costs.

    In 1997, operating profits were driven by higher volume and improvement in ongoing productivity initiatives, which offset the negative impact of expenses associated with the Measurex acquisition. Operating profits increased in 1996 as a result of continuing strategic actions to reduce overhead, streamline business operations, improve the mix of higher-margin field instruments and automate component manufacturing.

    BUSINESS STRATEGIES

    Superior technologies and a focus on HQV Operational Excellence, coupled with a balanced business model of sensors, systems solutions and services, are enhancing Industrial Control's strong industry position. Superior technologies like Industrial Control's Hi-Spec-TM- Software Solutions continue to demonstrate its competitive position in the marketplace with many strategic contract wins. In the fourth quarter, China's largest refiner, Sinopec, placed an order for 75 Profit Controller-TM- and Uniformance-TM- system licenses. Since the acquisition of Measurex, Honeywell is the undisputed leader in the pulp and paper automation market, and Sensing and Control's growth prospects were enhanced with the acquisition of Data Instruments Inc., a $50 million per year manufacturer of precision sensing devices.

    Alliances and strategic partnerships are providing advanced control technology, solutions, optimization software and training to industries around the world. Honeywell was chosen by a number of industrial customers for strategic alliances in 1998, including Mobil, CITGO, Exxon, Phillips and Petrofina.

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

    THREE-YEAR SALES OVERVIEW

    In 1998, Space and Aviation Control sales were $2.339 billion, compared with $1.957 billion in 1997 and $1.640 billion in 1996. The 20 percent increase in sales was driven by strong growth in commercial avionics and solid performance from the military business. The growth in commercial avionics is the result of a continued increase in air transport deliveries, collision avoidance systems, satellite landing systems and business and commuter avionics shipments.

    In 1997, strong commercial avionics and business and commuter jet markets drove 19 percent sales growth from the prior year. Sales in 1996 increased 7 percent from the prior year led by increased commercial aviation OEM business and our strategies to expand our GPS-based guidance products and systems, pursue retrofit opportunities and extend our Boeing 777 technology to additional markets of interest.

    THREE-YEAR OPERATING PROFIT OVERVIEW

    Space and Aviation Control's 1998 operating profit was $334 million compared to $256 million in 1997 and $163 million in 1996. Excluding the planned impact of software capitalization of $12 million, special charges and gains (see Note 19 to the Financial Statements on page 55), operating profits increased 26 percent, driven by the mix of higher margin commercial aviation business and leverage from higher sales volumes.

    Operating profit in 1997 and 1996 increased due to improved margins in commercial aviation systems, lower development expenses and productivity improvements.

    BUSINESS STRATEGIES

    Space and Aviation Control continued to make progress on its growth initiatives: communication, navigation, surveillance (CNS)/air traffic management (ATM); aviation services; airport systems; commercial space; tactical guidance; surface vehicles electronics; and railway electronics. These initiatives are expected to mitigate many of the cyclical characteristics of the OEM aerospace business and provide new avenues for business growth. These growth initiatives leverage Space and Aviation Control's core technologies in navigation, control displays, flight management and communications. Already, we are seeing the benefits of our key acquisitions -- Hughey and Phillips and DASA Airports Systems -- with our first contracts integrating Honeywell's Satellite Landing System and airfield lighting products. Our aviation services offerings for business jets have been expanded with the introduction of OneLink-TM-worldwide satellite communications services, and the OneView-TM- airborne information system, which provides live video and internet service.

                               FINANCIAL POSITION

FINANCIAL CONDITION

    At year-end 1998, Honeywell's capital structure was comprised of $179 million of short-term debt, $1.299 billion of long-term debt and $2.786 billion of shareowners' equity. The ratio of debt-to-total capital was 35 percent, compared with 36 percent in 1997 and 31 percent at year-end 1996. Total debt increased $155 million during 1998, to fund general operations.

    Shareowners' equity increased $396 million in 1998 driven by net income of $572 million, stock option exercises and employee stock plan issuances of $122 million and accumulated foreign currency translation of $15 million. The gross increase of $709 million was offset by $143 million of dividends, $160 million of treasury stock purchases, and a $10 million change in the pension liability adjustment.

CASH GENERATION AND DEPLOYMENT

    In 1998, $779 million of cash was generated from operating activities, compared with $645 million in 1997, and $494 million in 1996. The increase in 1998 was largely due to additional net income. In 1998, cash generated from investing and financing activities included $252 million from the issuance of debt, $29 million of proceeds from the sale of a business, $68 million of proceeds from the sale of other assets and $60 million of proceeds from the exercise of stock options. In 1998, Free Cash Flow, which is cash generated from operating and investing activities excluding acquisitions and the proceeds from the sales of businesses, improved to $495 million. In 1998, these funds were used to support $258 million of acquisitions, net of cash acquired and escrowed, $143 million of dividend payments and $160 million of payments for share repurchases. Cash balances increased $172 million in 1998.

CONTROLLED WORKING CAPITAL

    Controlled working capital, which consists of trade and long-term receivables and inventories, offset by accounts payable and customer advances, consumed $6 million of cash in 1998, compared with a usage of $45 million in 1997. Average working capital as a percentage of sales improved 70 basis points to 24.0 percent in 1998 compared with 24.7 percent in 1997 and 24.6 percent in 1996. The decrease in controlled working capital as a percent of sales in 1998 was primarily driven by additional customer advances and a decrease in receivables.

INVESTMENT

    Honeywell continues to invest in its businesses at levels it believes to be necessary to enhance its technological leadership position. Capital expenditures for property, plant, equipment and software were $353 million in 1998, compared with $298 million in 1997 and $296 million in 1996, while depreciation charges were $250 million in 1998. The increase in 1998 capital expenditures was primarily driven by the adoption of SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which resulted in $52 million of capitalized software costs as described on page 19. During 1998, Honeywell invested an additional $281 million in complementary business acquisitions (see Note 2 to the Financial Statements on page 40). In addition, Honeywell invested $482 million in research and development activities in 1998, compared with $447 million in 1997 and $353 million in 1996.

SHARE REPURCHASE PROGRAMS

    In October 1997, the Board of Directors authorized a program to repurchase $350 million of Honeywell shares of which $160 million was used during 1998 and $116 million in 1997. In October of 1998, the Board of Directors authorized a new program to repurchase $400 million of Honeywell shares, of which none has been used. The purpose of the repurchase program is to acquire shares to be issued as part of Honeywell's Stock and Incentive Plans and other issuances as described in Note 17 to the Financial Statements on page 51. Honeywell repurchased a total of $160 million of shares in 1998, $154 million in 1997 and $163 million in 1996.

    At year-end 1998, Honeywell had issued 188 million shares, of which 126 million were outstanding. On December 31, 1998, there were 30,533 shareowners of record. At year-end 1997, Honeywell had 188 million shares issued, 126 million shares outstanding and 30,821 shareowners of record.

DIVIDENDS

    Honeywell has paid a quarterly dividend since 1932 and has increased the annual payout per share in each of the last 23 years. In October 1997, the Board of Directors approved an additional 4 percent increase in the dividend to $1.12 per share effective in the fourth quarter 1997. In October of 1998, the Board of Directors approved an additional 4 percent increase in the dividend to $1.16 per share effective in the fourth quarter of 1998. Honeywell paid $1.13 per share in dividends in 1998, compared with $1.09 per share in 1997 and $1.06 in 1996.

EMPLOYEE STOCK PROGRAMS

    In 1998, Honeywell contributed 555,746 shares of Honeywell common stock to U.S. employees under the Honeywell Savings and Stock Ownership Plan. The number of shares contributed under this program is based on employee savings levels and company performance. Additionally in 1998, new stock purchase programs were initiated in the U.S., Canada, and several European countries to increase employee ownership of Honeywell Stock. Under these programs, employees who are participants in the program can buy stock at a discount from market prices. Employees purchased 290,959 shares of stock pursuant to the U.S. and International Employee Stock Purchase Plans established in 1998. For more information on these plans, see Note 17 to the Financial Statements on page 51.

STOCK PERFORMANCE

    The market price of Honeywell stock ranged from $58 5/8 to $96 3/8 in 1998, and was $75 5/16 at year-end. Book value per common share at year-end was $22.09 in 1998, $18.80 in 1997 and $17.44 in 1996.

PENSION CONTRIBUTIONS

    Cash contributions to Honeywell's pension and retirement plans were $155 million in 1998, $215 million in 1997 and $201 million in 1996.

TAXES

    In 1998, Honeywell paid $277 million in taxes compared to $204 million in 1997. The amount Honeywell accrued for income taxes and related interest decreased $10 million from 1997.

LIQUIDITY

    Short-term debt at year-end 1998 was $179 million, consisting of no commercial paper, $53 million of notes payable and $126 million of current maturities of long-term debt. Short-term debt at year-end 1997 totaled $146 million, consisting of $43 million of commercial paper, $39 million of notes payable and $64 million of current maturities of long-term debt.

    Through its banks, Honeywell has access to various credit facilities, including committed credit lines for which Honeywell pays commitment fees and uncommitted lines provided by banks on a best-efforts basis. The interest rates for Honeywell's material lines of credit are indexed to a rate, such as Prime, LIBOR, or Commercial Paper. Available general-purpose lines of credit at year-end 1998 were $1.771 billion. This consisted of $1.325 billion of committed credit lines to meet Honeywell's financing requirements, including support of commercial paper and bank note borrowings, and $446 million of uncommitted credit lines available to certain foreign subsidiaries. This compared with $1.683 billion of available credit lines at year-end 1997, consisting of $1.325 billion of committed credit lines and $358 million of uncommitted credit lines. In August 1997, Honeywell and its wholly-owned subsidiaries, Honeywell Canada Limited and Honeywell Finance B.V., filed a shelf registration statement which provides for the issuance of up to $500 million, in the aggregate, of debt securities by Honeywell or such subsidiaries, with the guarantee of Honeywell. On June 15, 1998, Honeywell issued $250 million in debentures with a coupon rate of 6 5/8 percent maturing on June 15, 2028. At December 31, 1998, $250 million remained available for issuance under the shelf registration. Long-term debt maturities consist of $126 million in 1999, $78 million in 2000 and $117 million in 2001. In addition, Honeywell has an agreement with a major financial institution whereby it may convert designated pools of trade accounts receivable to cash up to $50 million Canadian dollars on an ongoing basis for cash (see Note 8 to the Financial Statements on page 45).

    Cash and short-term investments totaled $313 million at year-end 1998 and $159 million at year-end 1997. Honeywell believes its available cash, committed credit lines, receivables program and access to the public debt markets, through its debt securities and commercial paper programs, provide adequate short-term and long-term liquidity.

CREDIT RATINGS

    As of December 31, 1998, Honeywell's credit ratings for long-term and short-term debt, respectively, were A/A-1 by Standard and Poor's Corporation, A2/P1 by Moody's Investors Service, Inc. and A/D-1 by Duff and Phelps Corporation.

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

    FOREIGN EXCHANGE

    Honeywell primarily uses foreign exchange forwards and purchased options to hedge exposures to adverse changes in foreign exchange rates (see Notes 6 and 15 to the Financial Statements on pages 44 and 49, respectively). Such exposures have resulted from cross-border transactions principally in Belgian francs, Deutsche marks and Great Britain pounds. Foreign exchange contracts reduce Honeywell's overall exposure to exchange rate movements, since gains and losses on these contracts offset losses and gains on the underlying exposures. Transactions that are hedged include foreign currency net asset and net liability exposures on the balance sheet, anticipated transactions, firm purchase orders and firm sales commitments. At year-end 1998, the notional amount of outstanding foreign exchange contracts were $1.072 billion.

    INTEREST RATES

    Honeywell manages its exposure to interest rate movements and the cost of borrowing through the use of interest rate swaps by maintaining a proportionate relationship of fixed rate debt to total debt between a minimum and maximum percentage as set by management. To manage this mix in a cost efficient manner, Honeywell enters into interest rate swap agreements, in which it agrees to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed upon notional principle amount (see Notes 14 and 15 to the Financial

Statements on pages 47 and 49, respectively). At year-end 1998, the notional amount of outstanding interest rate swaps was $1.000 billion.

    VALUE AT RISK:

    To estimate the maximum potential loss in the fair market value of financial instruments that may arise from adverse market movements in foreign exchange rates and interest rates. Honeywell uses a "value at risk" statistical model. The value at risk estimation utilizes weighted historical foreign exchange rates and interest rates to estimate the volatility and correlation of these rates in the future. The calculated volatility is used to estimate the potential loss in the fair market value of financial instruments at a specified probability level. The value at risk methodology used by Honeywell uses variance-covariance statistical modeling and includes debt, interest rate swaps and foreign exchange hedges. The estimated value at risk amounts represent the maximum potential loss in the fair market value of Honeywell's financial instruments from adverse changes in foreign exchange rates and interest rates based on a five-day time horizon and a 95 percent confidence level on December 31, 1998.

    The value at risk for the combined portfolio was $11.8 million at December 31, 1998. This amount includes the diversification benefit of analyzing the value at risk, including the interest rates and foreign exchange on a combined basis as compared to individually, as changes in market conditions affect interest rates and foreign exchange differently. The average value at risk represents the simple average of the quarterly amounts for the past year. The value at risk for the combined portfolio and the individual components are as follows:

                                 VALUE AT RISK
                                 (IN MILLIONS)

                                                                        AVERAGE        DECEMBER 31
                                                                      -----------  --------------------
                                                                         1998        1998       1997
                                                                      -----------  ---------  ---------
Combined Portfolio..................................................   $     9.5   $    11.8  $     6.8
  Foreign Exchange..................................................   $     4.4   $     3.6  $     6.1
  Interest Rates....................................................   $     6.8   $    10.4  $     2.3

    The increase in the value at risk associated with interest rates is primarily due to the extended duration of Honeywell's debt portfolio from the issuance of a 30-year bond in 1998. Value at risk measures the potential decrease in the fair market value of financial instruments given estimated changes in foreign exchange rates and interest rates. Long-term financial instruments, which are price sensitive to interest rates, will result in a higher calculation of value at risk. However, changes in value of debt instruments used for financing operations do not affect the cash flows of Honeywell. Consequently, the increase in the value at risk associated with interest rates is not considered to be a material risk to the company.

    The value at risk amounts presented above for foreign exchange and interest rates do not consider the potential effect of favorable movements in market factors nor does the value at risk model include all of the underlying exposures that the hedges are designed to cover. Anticipated transactions, firm commitments and accounts receivable and accounts payable denominated in foreign currencies, which certain of these instruments are intended to hedge, were excluded from the model due to model limitations. Since Honeywell utilized foreign exchange contracts to hedge foreign currency transactions, a loss in fair value for these instruments is generally offset by increases in the value of the underlying transaction. The quantitative information generated by the value at risk model is limited by the parameters built into the model that rely on historical results, which may not be representative of future events. Consequently, Honeywell relies on the experience and expertise of management's regular review of its financial instruments and the current market environment to manage its exposure to foreign exchange rates and interest rates.

YEAR 2000 READINESS DISCLOSURES

    BACKGROUND

    Computer programs which were written using two digits (rather than four) to define the applicable year may recognize a date using "00" as the year 1900 rather than the year 2000. This is generally referred to as the "year 2000 issue," which may affect the performance of computer programs, hardware, software and other products with embedded computer technology that is date sensitive. Unless corrective action is taken to ensure that such items are "year 2000 ready," which means that they will be able to process dates and times in such a manner that their technical and functional requirements will continue to be met without interruption for the year 2000, they may generate erroneous data or cause systems, equipment or other products to fail.

    HONEYWELL'S YEAR 2000 PROGRAM

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

    PRODUCT READINESS

    Substantially all of Honeywell's current products have been tested internally to ascertain if they are year 2000 ready. Approximately 99 percent of these products are year 2000 ready and the remainder is expected to be so by the end of first quarter 1999. The company expects to complete its tests by the end of first quarter 1999. In some areas of its businesses, Honeywell is conducting external integration tests of year 2000 ready products in existing customer systems to verify that they are compatible with such systems.

    Certain older products that are still in use by Honeywell customers and subject to warranties or service contracts, may not be year 2000 ready. Honeywell is formally communicating with distributors and direct customers to make them aware of any potential problems that may result from the use of such products and encouraging them to modify or replace same, or providing warranty or contract service as appropriate. The process is complete except for some of the security products, and communication related to these products is expected to be completed during first quarter 1999. For older products which are not year 2000 ready, and were sold through distributors or are no longer under warranty or service contracts, various means are being employed to raise the awareness of any potential year 2000 problems, including advertising and contracting with external service providers to help identify current owners.

    Honeywell realizes that new year 2000 issues may arise, and if so, will notify customers as appropriate.

    SUPPLIER READINESS

    Honeywell has sent questionnaires to substantially all suppliers who furnish products or services to the company, to ascertain whether products or services supplied are year 2000 ready, as well as the effect the year 2000 issue may have on their ability to continue supplying same. At least 300 suppliers have been identified by the company as critical to its business and the various business units are investigating a greater number to verify that critical supplier products or services will be year 2000 ready. Various methods are being used to validate supplier readiness, including symposiums, site visits and telephone interviews. The verification process is expected to be completed during the third quarter of 1999 and contingency plans will be implemented for critical suppliers identified to be at risk.

    INTERNAL SYSTEMS READINESS

    In 1993, prior to the commencement of the Honeywell year 2000 program, the company implemented a program to upgrade most of its key information technology
(IT) systems to common applications software packages, with completion scheduled prior to the year 2000. Recent revisions of these packages are marketed as year 2000 ready; however, Honeywell has decided it is necessary to validate this is true in our environment. While Honeywell expects its critical internal business systems to be year 2000 ready by third quarter 1999, integration testing of the software packages may extend beyond that date. Critical business systems of Honeywell Measurex Corporation, a company acquired in March 1997, are planned to be year 2000 ready by the end of the third quarter of 1999. The remainder of Honeywell's business systems which are considered to have a financial or operational impact on its businesses, are expected to be year 2000 ready by the end of 1999.

    The company is still assessing the status of its non-IT systems and making repairs or upgrades to such systems as necessary. It expects to conclude this effort during the third quarter of 1999 for critical non-IT systems, and by the end of 1999 for other non-IT systems which are considered to have a financial or operational impact on its businesses. Honeywell does not expect the costs associated with the remediation of non-IT systems to be material, and such costs are included in the amounts forecasted for contingencies in 1999 as discussed below under the caption "Costs."

    CUSTOMER READINESS

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

    RISKS/CONTINGENCY PLANS

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

    If a critical supplier cannot supply products or services to Honeywell that are year 2000 ready, or if the supplier is adversely affected by the year 2000 issue, that source of supply could be interrupted. This could affect the ability of Honeywell to supply other products or services, or disrupt a business operation which is dependent thereon. Furthermore, if a year 2000 issue affecting a component is not detected by a supplier, it could affect the performance of the product or system of which it becomes a part and possibly cause one or more of the scenarios discussed above to occur. To reduce the risk of such occurrences, Honeywell is taking steps to verify the year 2000 readiness of all critical suppliers as discussed above under the caption "Supplier Readiness." In addition, each of Honeywell's business units is developing contingency plans to identify substitute materials, services and alternate suppliers.

    Honeywell expects that all of its internal applications systems will be year 2000 ready by the end of 1999. However, if its strategies to replace its order management systems in some European countries is not completely executed prior to the year 2000, there may be difficulty in processing customer orders in such countries. Contingency plans have been developed to mitigate such risks and will be implemented if necessary.

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

    COSTS

    Honeywell estimates that historical and future costs associated with its year 2000 program will not exceed $60 million for fiscal years 1995 through 1999. Approximately $20 million in costs have been incurred in fiscal year 1998, and $30 million has been forecasted for the 1999 fiscal year to cover additional costs and contingencies. Funding for the 1998 and 1999 costs was previously forecasted as part of Honeywell's operating expenditures and included in the company's budgets. Management believes that such costs will not have a material impact on the operations, cash flows or financial condition of Honeywell and its subsidiaries, taken as a whole, in future periods.

    The preceding "Year 2000 Readiness Disclosures" contain forward-looking statements of Honeywell's expectations regarding the ability of its products and systems to be year 2000 ready, as well as its ability to assess the readiness of its suppliers and customers, and related risks. These statements relate to future events, the outcome of which is uncertain, and should be read in conjunction with the cautionary factors listed in Exhibit 99(i) to this report.

EURO CURRENCY

    In January 1999, the European Monetary Union (EMU) entered into a three-year transition phase during which a common currency called the Euro was introduced in participating countries. Initially, this new currency is being used for financial transactions, and progressively, it will replace the old national currencies that will be withdrawn by July 2002. The transition to the Euro currency will involve changing budgetary, accounting and fiscal systems in companies and public administrations, as well as the simultaneous handling of parallel currencies and conversion of legacy data.

    UNCERTAINTIES RELATED TO THE EURO CONVERSION

    In 1996, Honeywell began studying the ongoing process of European integration, focussing on issues and opportunities created by the EMU. Task teams were established to develop Honeywell's Euro strategies and policies. The findings of these teams have been integrated into our strategic and operational plans. At this time, there are no significant remaining uncertainties related to the Euro conversion and no material impact has been identified.

    COMPETITIVE IMPLICATIONS

    Making a broader European market requires product lines to become more international and less local. In 1993, Honeywell restructured and its market focus was changed from a country basis to a European line-of-business approach. Today, our pricing strategies are largely European, except in those instances where technical or cultural market characteristics warrant price differentiation. The expectations of our customers, with respect to the currency to be used in the transition period have been reflected in our changeover strategies, resulting in a pro-active dual currency capability since January 1, 1999. The same approach with our suppliers will allow us to benefit from the increased price transparency on the cost side. Plans are in place, including shared service centers and consolidation of operations, to pursue the economies of scale offered by the single European market. We believe converting to the Euro has no material impact on Honeywell's competitive position.

    INFORMATION TECHNOLOGY AND OTHER SYSTEMS

    Compliance with European Commission regulations concerning conversion, triangulation and rounding rules related to the Euro introduction, have been addressed in detailed action plans involving all information systems in all Honeywell units, both for in-house and purchased systems. The cost of modification is insignificant, as the action plan builds on new systems implementation required for shared services and Year 2000 readiness. Timelines for implementation have been established, adequate resources are available and contingency plans are in place. We believe converting the information technology and other systems to the Euro has no material impact on Honeywell.

    CURRENCY RISK

    With the convergence of short-term interest rates in the EMU countries, observed during the last two years, the foreign exchange exposure between the currencies of these countries has diminished considerably. Our foreign exchange exposure management has systematically been adapted to this evolution, thereby benefiting from reduced hedging cost. The definitive fixing of the exchange rates will only make this benefit permanent without creating any other issue or opportunity other than eliminating the spread on the spot exchange. All balance sheet exposures between EMU currencies and non-EMU currencies are systematically hedged from month to month. The functional currency will not change to Euro in 1999 in any of the Honeywell units concerned. Current plans call for functional currency conversion by year-end 2001. We do not anticipate this change will have a material impact on Honeywell. We believe converting to the Euro has no material impact on Honeywell's currency exchange cost and/or risk exposure.

    DERIVATIVES AND OTHER FINANCIAL INSTRUMENTS, CONTINUITY OF CONTRACT AND
     TAXATION

    We believe converting to the Euro has no material impact on outstanding derivatives, other financial instruments, continuity of contract or taxation.

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

    In 1993 and 1995, trials were held in each case and juries initially awarded Litton significant monetary damages. However, those verdicts were set aside by the trial court judge who ordered at minimum, new trials on the issue of damages in each case.

    Following cross-appeals by the parties of various issues to the Federal Circuit and the U.S. Supreme Court in the patent/tort case, it has been remanded to the trial court for further legal and perhaps factual review with respect to both liability and damages. This review was held in abeyance during a retrial of the anti-trust damages in 1998 and its procedures remain to be defined and scheduled by the trial court.

    The retrial of damages in the antitrust case commenced October 29, 1998 and on December 9, 1998, a jury returned a verdict against Honeywell for actual damages in the amount of $250 million. On January 27, 1999, trial court entered a treble damages judgment in the total amount of $750 million for actual and attempted monopolization. Honeywell believes that there is no factual or legal basis for the magnitude of the jury's award and believes that it should be overturned. Honeywell intends to file appropriate post-judgment motions with the trial court and Litton will move to add substantial attorneys fees and costs to the judgment. Honeywell also believes it has very strong arguments that the liability portion of the jury verdict in the first antitrust trial was erroneous. Once the trial court rules on those motions, the parties will have the right to appeal the eventual judgment, as to both liability and damages, to the U.S. Court of Appeals for the Ninth Circuit.

    For a detailed discussion of this litigation, see Note 20 to the Financial Statements on page 58.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT

To the Shareowners of Honeywell Inc.:

    We have audited the statement of financial position of Honeywell Inc. and subsidiaries as of December 31, 1998 and 1997, and the related statements of income, shareowners' equity and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed at Part IV, Item 14(a). These financial statements and financial schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, such financial statements present fairly, in all material respects, the financial position of Honeywell Inc. and subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Deloitte & Touche LLP
Minneapolis, Minnesota
February 10, 1999

                                INCOME STATEMENT

                        HONEYWELL INC. AND SUBSIDIARIES

           (DOLLARS AND SHARES IN MILLIONS EXCEPT PER SHARE AMOUNTS)

                                                                                     YEARS ENDED DECEMBER 31
                                                                                ---------------------------------
                                                                                  1998        1997        1996
                                                                                ---------  ----------  ----------
Sales.........................................................................  $ 8,426.7  $  8,027.5  $  7,311.6
Costs and Expenses
  Cost of sales...............................................................    5,677.0     5,425.1     4,975.4
  Research and development....................................................      481.9       446.6       353.3
  Selling, general and administrative.........................................    1,317.9     1,359.4     1,313.1
  Gain on sale of businesses..................................................                  (77.1)
  Litigation settlements......................................................      (23.6)
  Special charges.............................................................       53.7        90.7
                                                                                ---------  ----------  ----------
Total Costs and Expenses......................................................    7,506.9     7,244.7     6,641.8
                                                                                ---------  ----------  ----------
Interest
  Interest expense............................................................      113.0       101.9        81.4
  Interest income.............................................................       10.8         9.4         8.5
                                                                                ---------  ----------  ----------
Net Interest..................................................................      102.2        92.5        72.9
                                                                                ---------  ----------  ----------
Equity Income.................................................................       11.7        12.9        13.3
                                                                                ---------  ----------  ----------
Income before Income Taxes....................................................      829.3       703.2       610.2
Provision for Income Taxes....................................................      257.3       232.2       207.5
                                                                                ---------  ----------  ----------
Net Income....................................................................  $   572.0  $    471.0  $    402.7
                                                                                ---------  ----------  ----------
                                                                                ---------  ----------  ----------
Basic Earnings Per Common Share...............................................  $    4.54  $     3.71  $     3.18
                                                                                ---------  ----------  ----------
                                                                                ---------  ----------  ----------
Average Number of Basic Common Shares Outstanding.............................      126.1       127.1       126.6
                                                                                ---------  ----------  ----------
                                                                                ---------  ----------  ----------
Diluted Earnings Per Common Share.............................................  $    4.48  $     3.65  $     3.11
                                                                                ---------  ----------  ----------
                                                                                ---------  ----------  ----------
Average Number of Diluted Common Shares Outstanding...........................      127.8       129.2       129.5
                                                                                ---------  ----------  ----------
                                                                                ---------  ----------  ----------

                See accompanying Notes to Financial Statements.

                        STATEMENT OF FINANCIAL POSITION

                        HONEYWELL INC. AND SUBSIDIARIES

                             (DOLLARS IN MILLIONS)

                                     ASSETS

                                                                                                    DECEMBER 31
                                                                                                --------------------
                                                                                                  1998       1997
                                                                                                ---------  ---------
Current Assets
  Cash and cash equivalents...................................................................  $   306.0  $   134.3
  Short-term investments......................................................................        7.2       24.9
  Receivables.................................................................................    1,906.7    1,837.8
  Inventories.................................................................................    1,116.0    1,028.0
  Deferred income taxes.......................................................................      285.9      233.2
                                                                                                ---------  ---------
    Total Current Assets......................................................................    3,621.8    3,258.2

Investments and Advances......................................................................      269.9      243.8
Property, Plant and Equipment
  Property, plant and equipment...............................................................    3,355.8    3,045.0
  Less accumulated depreciation...............................................................   (2,097.4)   1,916.3
                                                                                                ---------  ---------
    Net Property, Plant and Equipment.........................................................    1,258.4    1,128.7

Other Assets
  Long-term receivables.......................................................................       34.0       39.2
  Goodwill....................................................................................      952.2      786.0
  Intangibles.................................................................................      343.0      376.0
  Deferred income taxes.......................................................................       18.9       41.7
  Other.......................................................................................      672.2      537.8
                                                                                                ---------  ---------
    Total Assets..............................................................................  $ 7,170.4  $ 6,411.4
                                                                                                ---------  ---------
                                                                                                ---------  ---------
                                        LIABILITIES AND SHAREOWNERS' EQUITY
Current Liabilities
  Short-term debt.............................................................................  $   178.9  $   146.4
  Accounts payable............................................................................      676.6      634.2
  Customer advances...........................................................................      340.2      269.7
  Accrued compensation and benefit costs......................................................      280.0      271.2
  Accrued income taxes........................................................................      334.4      344.2
  Deferred income taxes.......................................................................       18.0       11.3
  Other accrued liabilities...................................................................      624.6      641.9
                                                                                                ---------  ---------
    Total Current Liabilities.................................................................    2,452.7    2,318.9

Long-Term Debt................................................................................    1,299.3    1,176.8
Other Liabilities
  Accrued benefit costs.......................................................................      457.3      435.9
  Deferred income taxes.......................................................................       66.2       51.4
  Other.......................................................................................      109.4       39.2
                                                                                                ---------  ---------
    Total Liabilities.........................................................................    4,384.9    4,022.2

Shareowners' Equity
  Common stock -- $1.50 par value
  Authorized -- 250,000,000 shares
  Issued -- 1998 -- 187,536,597 shares........................................................      281.3
           1997 -- 187,633,023 shares.........................................................                 281.5
  Additional paid-in capital..................................................................      697.6      608.4
  Retained earnings...........................................................................    3,835.9    3,407.0
  Treasury Stock -- 1998 -- 61,206,715 shares.................................................   (2,005.5)
                  1997 -- 61,433,075 shares...................................................              (1,879.3)
  Other comprehensive income..................................................................      (23.8)     (28.4)
                                                                                                ---------  ---------
  Total Shareowners' Equity...................................................................    2,785.5    2,389.2
                                                                                                ---------  ---------
  Total Liabilities and Shareowners' Equity...................................................  $ 7,170.4  $ 6,411.4
                                                                                                ---------  ---------
                                                                                                ---------  ---------

                See accompanying Notes to Financial Statements.

                            STATEMENT OF CASH FLOWS

                        HONEYWELL INC. AND SUBSIDIARIES

                             (DOLLARS IN MILLIONS)

                                                                                          YEARS ENDED DECEMBER 31
                                                                                      -------------------------------
                                                                                        1998       1997       1996
                                                                                      ---------  ---------  ---------
Cash Flows from Operating Activities
  Net income........................................................................  $   572.0  $   471.0  $   402.7
  Adjustments to reconcile net income to net cash flows from operating activities:
    Depreciation....................................................................      249.6      246.0      236.1
    Amortization of intangibles.....................................................       78.3       73.6       51.4
    Deferred income taxes...........................................................       (2.6)     (19.5)      38.5
    Equity income, net of dividends received........................................       (9.6)     (10.3)     (10.8)
    Gain on sale of businesses......................................................                 (77.1)
    Gain on sale of assets..........................................................       (9.1)      (7.3)     (12.0)
    Contributions to employee stock plans...........................................       59.9       48.9       38.2
    Increase in receivables.........................................................      (10.8)     (60.7)    (203.0)
    Increase in inventories.........................................................      (38.5)     (67.1)     (89.9)
    Increase (decrease) in accounts payable.........................................       (1.6)      38.3       51.8
    Increase in customer advances...................................................       45.1       45.0       45.9
    Increase in accrued income taxes and interest...................................        3.9       49.7       57.4
    Increase (decrease) in accrued liabilities......................................      (72.0)     113.2       35.5
    Other noncurrent items -- net...................................................      (85.3)    (199.1)    (148.0)
                                                                                      ---------  ---------  ---------
Net Cash Flows from Operating Activities............................................      779.3      644.6      493.8
                                                                                      ---------  ---------  ---------
Cash Flows from Investing Activities
  Proceeds from sale of assets......................................................       68.0       77.2       90.3
  Proceeds from sale of business....................................................       29.0      100.6
  Capital expenditures..............................................................     (353.0)    (298.3)    (296.5)
  Investment in acquisitions........................................................     (258.2)    (598.4)    (376.2)
  (Increase) decrease in short-term investments.....................................        1.0        0.4       (0.2)
  Other -- net......................................................................       (0.7)       5.6        0.4
                                                                                      ---------  ---------  ---------
Net Cash Flows from Investing Activities............................................     (513.9)    (712.9)    (582.2)
                                                                                      ---------  ---------  ---------
Cash Flows from Financing Activities
  Net increase (decrease) in short-term debt........................................      (32.1)     (73.4)      18.8
  Proceeds from issuance of long-term debt..........................................      252.2      597.7      340.4
  Repayment of long-term debt.......................................................      (70.7)    (182.3)    (188.8)
  Purchase of treasury stock........................................................     (159.6)    (154.3)    (163.2)
  Proceeds from exercise of stock options...........................................       60.2       44.7       57.3
  Dividends paid....................................................................     (143.2)    (140.1)    (133.5)
                                                                                      ---------  ---------  ---------
Net Cash Flows from Financing Activities............................................      (93.2)      92.3      (69.0)
                                                                                      ---------  ---------  ---------
Effect of Exchange Rate Changes on Cash.............................................       (0.5)     (16.8)      (7.1)
                                                                                      ---------  ---------  ---------
Increase (Decrease) in Cash and Cash Equivalents....................................      171.7        7.2     (164.5)
Cash and Cash Equivalents at Beginning of Year......................................      134.3      127.1      291.6
                                                                                      ---------  ---------  ---------
Cash and Cash Equivalents at End of Year............................................  $   306.0  $   134.3  $   127.1
                                                                                      ---------  ---------  ---------
                                                                                      ---------  ---------  ---------

                See accompanying Notes to Financial Statements.

                        STATEMENT OF SHAREOWNERS' EQUITY

                        HONEYWELL INC. AND SUBSIDIARIES

                             (DOLLARS IN MILLIONS)

                                                                         ACCUMULATED
                                                           RETAINED         OTHER
                                                           EARNINGS     COMPREHENSIVE     COMMON     TREASURY     PAID-IN
                                                 TOTAL        (2)        INCOME (1)        STOCK       STOCK      CAPITAL
                                               ---------  -----------  ---------------  -----------  ---------  -----------
Beginning Balance 1/1/96.....................  $ 2,040.1   $ 2,805.8      $   121.0      $   282.2   $(1,650.2)  $   481.3
Comprehensive Income
  Net income.................................      402.7       402.7
  Other comprehensive income (1)
    Currency translation adjustments.........      (52.7)                     (52.7)
    Pension liability adjustment (1).........       14.9                       14.9
                                               ---------  -----------       -------     -----------  ---------  -----------
  Other comprehensive income.................      (37.8)                     (37.8)
                                               ---------  -----------       -------     -----------  ---------  -----------
Comprehensive Income.........................      364.9
Common Stock Issued..........................       96.9                                      (0.5)       49.9        47.5
Treasury Stock Acquired......................     (163.2)                                               (163.2)
Dividends Declared on Common Stock...........     (133.8)     (133.8)
                                               ---------  -----------       -------     -----------  ---------  -----------
Ending Balance 12/31/96......................  $ 2,204.9   $ 3,074.7      $    83.2      $   281.7   $(1,763.5)  $   528.8
                                               ---------  -----------       -------     -----------  ---------  -----------
                                               ---------  -----------       -------     -----------  ---------  -----------
Comprehensive Income
  Net income.................................      471.0       471.0
  Other comprehensive income (1)
    Currency translation adjustments.........     (109.6)                    (109.6)
    Pension liability adjustment (1).........       (2.0)                      (2.0)
                                               ---------  -----------       -------     -----------  ---------  -----------
  Other comprehensive income.................     (111.6)                    (111.6)
                                               ---------  -----------       -------     -----------  ---------  -----------
Comprehensive Income.........................      359.4
Common Stock Issued..........................      117.9                                      (0.2)       38.5        79.6
Treasury Stock Acquired......................     (154.3)                                               (154.3)
Dividends Declared on Common Stock...........     (138.7)     (138.7)
                                               ---------  -----------       -------     -----------  ---------  -----------
Ending Balance 12/31/97......................  $ 2,389.2   $ 3,407.0      $   (28.4)     $   281.5   $(1,879.3)  $   608.4
                                               ---------  -----------       -------     -----------  ---------  -----------
                                               ---------  -----------       -------     -----------  ---------  -----------
Comprehensive Income
  Net income.................................      572.0       572.0
  Other comprehensive income (1)
    Currency translation adjustments.........       14.5                       14.5
    Pension liability adjustment (1).........       (9.9)                      (9.9)
                                               ---------  -----------       -------     -----------  ---------  -----------
  Other comprehensive income.................        4.6                        4.6
                                               ---------  -----------       -------     -----------  ---------  -----------
Comprehensive Income.........................      576.6
Common Stock Issued..........................      122.4                                      (0.2)       33.4        89.2
Treasury Stock Acquired......................     (159.6)                                               (159.6)
Dividends Declared on Common Stock...........     (143.1)     (143.1)
                                               ---------  -----------       -------     -----------  ---------  -----------
Ending Balance 12/31/98......................  $ 2,785.5   $ 3,835.9      $   (23.8)     $   281.3   $(2,005.5)  $   697.6
                                               ---------  -----------       -------     -----------  ---------  -----------
                                               ---------  -----------       -------     -----------  ---------  -----------

------------------------------

(1) All items included in other comprehensive income are shown net of income taxes. The tax effect for the pension liability adjustment was $(6.2), $(1.3) and $9.4 for 1998, 1997 and 1996, respectively.

(2) Included in retained earnings are undistributed earnings of companies 20 to 50 percent owned, amounting to $175.1, $165.5, and $155.2 at December 31, 1998, 1997 and 1996, respectively.

(3) Accumulated other comprehensive income is comprised of accumulated currency translation of $(6.9), $(21.4) and $88.2; and pension liability adjustment of $(16.9), $(7.0) and $(5.0) at December 31, 1998, 1997 and 1996,
    respectively.

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

ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires Honeywell to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates.

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

EARNINGS PER COMMON SHARE

    Basic Earnings Per Share (EPS) is calculated using income available to common shareowners divided by the weighted average of common shares outstanding during the year. Diluted EPS is similar to Basic EPS except that the weighted average of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares, such as options, had been issued. The treasury stock method is used to calculate dilutive shares, which reduces the gross number of dilutive shares by the number of shares purchasable from the proceeds of the options assumed to be exercised. See Note 4 on page 42 for more information regarding the earnings per share calculations.

STATEMENT OF CASH FLOWS

    Cash equivalents are all highly liquid, temporary cash investments with an original maturity of three months or less. Cash flows from purchases and maturities of held-to-maturity securities that are not considered cash equivalents are classified as cash flows from investing activities.

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

                        HONEYWELL INC. AND SUBSIDIARIES

                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

NOTE 1 -- ACCOUNTING POLICIES (CONTINUED)
PROPERTY

    Property is carried at cost and depreciated primarily using the straight-line method over estimated useful lives of 10 to 40 years for buildings and improvements, up to 5 years for software and 3 to 15 years for machinery and equipment.

    In 1998, Honeywell adopted Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," and began to capitalize the costs of developing software for internal use. Honeywell previously only capitalized purchased software when costs exceeded $250 thousand. The amount of software capitalized in 1998 was $52.2.

INTANGIBLES

    Intangibles are carried at cost and amortized using the straight-line method over their estimated useful lives of 15 to 40 years for goodwill, 4 to 17 years for patents, licenses and trademarks and 3 to 24 years for other intangibles. Intangibles also include the asset resulting from recognition of the defined benefit pension plan minimum liability, which is amortized as part of net periodic pension cost.

DERIVATIVES

    Derivative financial instruments are used by Honeywell to manage interest rate and foreign exchange risks. These financial exposures are managed in accordance with Corporate polices and procedures. Honeywell does not hold or issue derivative financial instruments for trading purposes. Derivatives used for hedging purposes must be designated as, and effective as, a hedge of an identified risk exposure at the inception of the contract. Accordingly, changes in the fair market value of the derivative contract must be highly correlated with the changes in the fair market value of the underlying hedged item both at the inception of the hedge and over the life of the hedge contract.

    Foreign exchange contracts are accounted for as hedges to the extent they are designated as, and are effective as, hedges of firm or anticipated foreign currency commitments. Any foreign exchange contracts designated but no longer effective as a hedge are marked to market and the related gains and losses are recognized in earnings.

    Interest rate contracts designated and effective as a hedge of underlying debt obligations are not marked-to-market, but cash flow from such contracts results in adjustments to interest expense recognized over the life of the underlying debt agreement. Gains and losses from terminated contracts are deferred and amortized over the remaining period of the original contract. Cash flows from such terminations are classified according to the underlying financial instrument the contract was designated to hedge. Open interest rate contracts are reviewed regularly to ensure that they remain effective as hedges of interest rate exposure.

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" which is effective for Honeywell on January 1, 2000. SFAS 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the

                        HONEYWELL INC. AND SUBSIDIARIES

                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

NOTE 1 -- ACCOUNTING POLICIES (CONTINUED) derivative and whether it qualifies for hedge accounting. Honeywell is currently reviewing the standard and its effect on the financial statements.

FOREIGN CURRENCY

    Foreign currency assets and liabilities are translated into U. S. dollars using the exchange rates in effect at the statement of financial position date. Results of operations are translated generally using the average exchange rates throughout the period. The effects of exchange rate fluctuations on translation of assets, liabilities and hedges of cash dividend payments from subsidiaries are reported as accumulated foreign currency translation and increased/(decreased) shareowners' equity: $14.5 in 1998, $(109.6) in 1997 and $(52.7) in 1996.

LONG-LIVED ASSETS

    Honeywell evaluates the recoverability of long-lived assets using discounted cash flows when events and circumstances warrant such a review.

STOCK-BASED COMPENSATION

    Honeywell uses the recognition and measurement principles of Accounting Principles Board (APB) No. 25 to record its stock options and other stock-based employee compensation awards. The disclosure of the pro forma net income and pro forma earnings per share as if the fair value method of recording stock-based awards had been applied can be found in Note 17 to the Financial Statements on page 51.

BASIS OF PRESENTATION

    Certain prior year amounts have been reclassified to conform with the current year presentation.

NOTE 2 -- ACQUISITIONS AND SALE OF ASSETS

    Honeywell acquired 14 companies in 1998, 7 companies in 1997 and 17 companies in 1996 for $281.4, $650.2 and $411.2, respectively. These acquisitions were accounted for as purchases, and accordingly, the assets and liabilities of the acquired entities have been recorded at their estimated fair values at the dates of acquisition. Cash acquired through acquisitions was $7.0, $51.7 and $35.0 in 1998, 1997 and 1996, respectively. The excess of purchase price over the estimated fair values of the net assets acquired, in the amount of $213.3 in 1998, $323.7 in 1997 and $294.7 in 1996, has been recorded as goodwill and is amortized over estimated useful lives.

    The largest acquisition in 1997, consisting of approximately $600 in cash, was Measurex Corporation. The allocation of the purchase price for Measurex resulted in goodwill of $305.9 and intangibles, including patents/developed technology, work force value and customer lists of $202.5, which will be amortized over an average of approximately 26 years.

    The pro forma results for 1998, 1997 and 1996, assuming these acquisitions had been made at the beginning of the year, would not be materially different from reported results.

                        HONEYWELL INC. AND SUBSIDIARIES

                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

NOTE 2 -- ACQUISITIONS AND SALE OF ASSETS (CONTINUED)
    On July 5, 1998, Honeywell sold Honeywell-Measurex Data Measurement Corporation located in Gaithersburg, MD, to Metrika Systems Corporation for $29.0 in cash. The gain on the sale of this business and the impact on the financial statements and results of operations are immaterial. In 1997, Honeywell sold the net assets of Industrial Control's solenoid valve business for approximately $102 in cash, resulting in a gain of $64.3. Additionally in 1997, Honeywell sold the control valve business of the Industrial Control business segment and a small security monitoring business related to Home and Building Control for approximately $24 in cash and receivables for a gain of $12.8.

    Proceeds from the sale of other assets amounted to $68.0 in 1998, $77.2 in 1997 and $90.3 in 1996. In June 1998, Honeywell entered into a sale/leaseback agreement on a facility in Cupertino, CA, which generated cash proceeds of $50.4. A gain of $5.6 was recognized in the second quarter of 1998. The remaining gain was deferred and is being recognized over the term of the lease. The annual impact of the deferred gain on the results of operations will be immaterial. Gains and losses from other asset sales were not material in any year and are included in selling, general and administrative expenses on the income statement.

NOTE 3 -- SPECIAL CHARGES

    In 1998, Honeywell's management, with the approval of the board of directors, committed itself to a plan of action and recorded special charges of $53.7. Honeywell remains committed to efforts to reduce operating costs and improve margins. Special charges include costs for work force reductions, worldwide facilities consolidations, organizational changes, and other cost reductions. The Home and Building Control business segment recorded special charges of $25.8 as a result of a rapidly changing marketplace by consolidating field office locations. Industrial Control recorded $25.8 to rationalize product lines, restructure the organization, and complete other activities associated with the integration of Measurex. Space and Aviation Control recorded special charges of $1.4 to strengthen the competitive position of it's cost structure through workforce reductions and field office consolidations. A total of $0.7 was recorded at the corporate level, which is related to work force reductions in administration. As of December 31, 1998, Honeywell had a total of $48.2 of remaining reserves related to the 1998 special charges.

    Work force reduction costs primarily include severance costs related to involuntary termination programs instituted to improve efficiency and reduce costs. These costs amounted to $45.5 in 1998, and approximately 1,200 employees, consisting largely of sales, marketing, factory and other administrative personnel who have been or will be terminated. Facility consolidation costs are primarily associated with combining field office locations and rationalizing product lines to streamline Honeywell's operations, and amounted to $6.0 in 1998. Other cost accruals totaling $2.2 in 1998 include costs associated with the integration of product lines. The charges are included as special charges on the income statement. The remaining expenditures, to be paid in cash, for special charges in 1999 will be $40.1 for workforce reductions, $5.1 for facilities and $1.1 for other expenses.

    In 1997, Honeywell's management committed itself to a cost reduction plan and recorded special charges of $90.7. Costs amounted to $74.2 for workforce reductions, $8.3 for facility consolidations and $8.2 for other costs reductions. As of December 31, 1998, Honeywell had a total of $18.6 of reserves remaining related to the 1997 special charges. The balances of the 1997 special charges are primarily related to terminated employees who continue to receive pay.

                        HONEYWELL INC. AND SUBSIDIARIES

                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

NOTE 3 -- SPECIAL CHARGES (CONTINUED)
    Adjustments to the estimated plan's costs have not been material and the remaining reserves will be funded with cash generated from operations.

NOTE 4 -- EARNINGS PER SHARE

                                                           1998             1997              1996
                                                      --------------  ----------------  ----------------
BASIC EARNINGS PER SHARE:
Income:
  Income available to common shareowners............  $        572.0  $          471.0  $          402.7
Shares:
  Weighted average shares outstanding...............     126,086,121       127,051,613       126,632,082
Basic Earnings per Share............................  $         4.54  $           3.71  $           3.18
DILUTED EARNINGS PER SHARE:
Income:
  Income available to common shareowners............  $        572.0  $          471.0  $          402.7
Shares:
  Weighted average shares outstanding...............     126,086,121       127,051,613       126,632,082
Dilutive shares issuable in connection with stock
 plans..............................................       4,828,865         4,767,393         6,286,392
Less: Shares purchasable with proceeds..............      (3,116,255)       (2,626,784)       (3,437,695)
                                                      --------------  ----------------  ----------------
    Total Shares....................................     127,798,731       129,192,222       129,480,779
                                                      --------------  ----------------  ----------------
                                                      --------------  ----------------  ----------------
Diluted Earnings per Share..........................  $         4.48  $           3.65  $           3.11

    Options to purchase 1.2 million shares of common stock ranging from $67.13 to $94.47 were outstanding during 1998 but were not included in the computation of the Diluted Earnings Per Share (EPS) because the options' exercise prices were greater than the average market price of the common shares. Options to purchase 1.4 million shares ranging from $69.43 to $78.91 were outstanding during 1997 but were not included in the computation of 1997 Diluted EPS. In 1996, an immaterial amount of options was excluded from the Diluted EPS calculation since most of the option prices were less than the average market price for the period.

NOTE 5 -- INCOME TAXES

    The components of income before income taxes consist of the following:

                                                                              1998       1997       1996
                                                                            ---------  ---------  ---------
Domestic..................................................................  $   485.1  $   377.3  $   349.4
Foreign...................................................................      344.2      325.9      260.8
                                                                            ---------  ---------  ---------
                                                                            $   829.3  $   703.2  $   610.2

                        HONEYWELL INC. AND SUBSIDIARIES

                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

NOTE 5 -- INCOME TAXES (CONTINUED)
    The provision for income taxes on that income is as follows:

                                                                              1998       1997       1996
                                                                            ---------  ---------  ---------
Current tax expense
  United States...........................................................  $   125.5  $   124.9  $    60.8
  Foreign.................................................................      110.5      101.6       84.7
  State and local.........................................................       33.3       27.1       27.2
                                                                            ---------  ---------  ---------
  Total current...........................................................      269.3      253.6      172.7
                                                                            ---------  ---------  ---------
Deferred tax expense
  United States...........................................................      (18.8)     (13.9)      27.4
  Foreign.................................................................        8.9       (5.6)       4.0
  State and local.........................................................       (2.1)      (1.9)       3.4
                                                                            ---------  ---------  ---------
  Total deferred..........................................................      (12.0)     (21.4)      34.8
                                                                            ---------  ---------  ---------
Provision for income taxes................................................  $   257.3  $   232.2  $   207.5

    A reconciliation of the provision for income taxes to the amount computed using U.S. federal statutory rates is as follows:

                                                                              1998       1997       1996
                                                                            ---------  ---------  ---------
Taxes on income at U.S. federal statutory rates...........................  $   290.3  $   246.1  $   213.6
Tax effects of foreign income.............................................       (1.3)     (17.6)     (15.9)
State taxes...............................................................       19.4       15.7       21.1
Goodwill..................................................................       11.3       10.6        4.3
Tax effect of settlements.................................................      (26.5)      (6.8)       0.0
Other.....................................................................      (35.9)     (15.8)     (15.6)
                                                                            ---------  ---------  ---------
Provision for income taxes................................................  $   257.3  $   232.2  $   207.5

    Interest costs related to prior years' tax issues are included in the provision for income taxes. Taxes paid were $258.9 in 1998, $203.7 in 1997 and $113.1 in 1996.

                        HONEYWELL INC. AND SUBSIDIARIES

                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

NOTE 5 -- INCOME TAXES (CONTINUED)
    Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of Honeywell's assets and liabilities. Temporary differences comprising the net deferred taxes shown on the statement of financial position are:

                                                                                        1998       1997
                                                                                      ---------  ---------
Employee benefits...................................................................  $    30.8  $    54.7
Miscellaneous accruals..............................................................      132.5      107.0
Asset valuation reserves............................................................       52.3       44.0
Long-term contracts.................................................................       12.3       12.0
State taxes.........................................................................       27.1       24.9
Pension liability adjustment........................................................       10.6        4.4
Other...............................................................................      (45.0)     (34.8)
                                                                                      ---------  ---------
                                                                                      $   220.6  $   212.2

    The components of net deferred taxes shown in the statement of financial position are:

                                                                                        1998       1997
                                                                                      ---------  ---------
Deferred tax assets.................................................................  $   642.3  $   506.8
Deferred tax liabilities............................................................      421.7      294.6

    Provision has not been made for U.S. or additional foreign taxes on $882.4 of undistributed earnings of international subsidiaries, as those earnings are considered to be permanently reinvested in the operations of those subsidiaries. It is not practicable to estimate the amount of tax that might be payable on the eventual remittance of such earnings.

    At December 31, 1998, foreign subsidiaries had tax operating loss carryforwards of $29.2.

NOTE 6 -- FOREIGN CURRENCY

    Honeywell has entered into various foreign currency exchange contracts designed to manage its exposure to exchange rate fluctuations on foreign currency transactions. Foreign exchange contracts reduce Honeywell's overall exposure to exchange rate movements, since the gains and losses on these contracts offset losses and gains on the assets, liabilities and transactions being hedged. Honeywell hedges a significant portion of all known foreign exchange exposures, including non-functional currency receivables and payables and foreign currency imports and exports. The notional amount of Honeywell's outstanding foreign currency contracts, consisting of forwards, purchased options and swaps, was approximately $1,071.6 and $1,213.7 at December 31, 1998, and 1997, respectively. At December 31, 1998, these contracts generally have a term of less than one year and are primarily denominated in Belgian francs ($366.8), Deutsche marks ($253.3), Great Britain pounds ($129.9) and Canadian dollars ($89.3).

                        HONEYWELL INC. AND SUBSIDIARIES

                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

NOTE 7 -- INVESTMENTS IN DEBT AND EQUITY SECURITIES

    Honeywell's investments in held-to-maturity securities are reported at amortized cost in the statement of financial position as follows:

                                                                                         1998       1997
                                                                                       ---------  ---------
Cash equivalents.....................................................................  $   171.1  $    27.7
Short-term investments...............................................................        7.2        8.0
Investments and advances.............................................................        3.5        5.7
                                                                                       ---------  ---------
                                                                                       $   181.8  $    41.4

    Held-to-maturity securities generally mature within one year and include the following:

                                                                                         1998       1997
                                                                                       ---------  ---------
Time deposits with financial institutions............................................  $    13.8  $    34.8
Commercial paper.....................................................................      157.2        0.1
Other................................................................................       10.8        6.5
                                                                                       ---------  ---------
                                                                                       $   181.8  $    41.4

    Honeywell's purchases of held-to-maturity securities, consisting primarily of commercial paper, amounted to $2,212.0 and $1,809.0 in 1998 and 1997, respectively. Proceeds from maturities of held-to-maturity securities amounted to $2,058.4 in 1998 and $1,812.5 in 1997. The majority of the held-to-maturity securities that were purchased and had matured during the year are considered cash equivalents since the duration was less than 3 months. Honeywell has no investments in trading securities, and available-for-sale securities are not material. The estimated aggregate fair value of these securities approximates their carrying amounts in the statement of financial position. Gross unrealized holding gains and losses were not material in any year.

NOTE 8 -- RECEIVABLES

    Receivables have been reduced by an allowance for doubtful accounts as follows:

                                                                                           1998       1997
                                                                                         ---------  ---------
Receivables, current...................................................................  $    41.1  $    38.5
Long-term receivables..................................................................        1.8        2.7

    Receivables include approximately $24.9 in 1998 and $16.5 in 1997 billed to customers but not paid pursuant to contract retainage provisions. These balances are due upon completion of the contracts, generally within one year.

    Unbilled receivables related to long-term contracts amount to $345.6 and $331.0 at December 31, 1998, and 1997, respectively, and are generally billable and collectible within one year.

    Long-term, interest-bearing notes receivable from the sale of assets have been reduced by valuation reserves of $1.3 in 1998 and $1.5 in 1997 to an amount that approximates realizable value.

                        HONEYWELL INC. AND SUBSIDIARIES

                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

NOTE 8 -- RECEIVABLES (CONTINUED)
    In 1996, Honeywell entered into an asset securitization program with a large financial institution to sell, with recourse, certain eligible trade receivables up to a maximum of $50.0 Canadian dollars (approximately $32.3 and $34.8 U.S. dollars at December 31, 1998 and 1997, respectively). As receivables transferred to the trust are collected, Honeywell may transfer additional receivables up to the predetermined facility limits. Gross receivables transferred to the trust amounted to $243.3 in 1998 and $292.6 in 1997. Honeywell retains the right to repurchase transferred receivables under the program, and therefore, the transaction does not qualify as a sale under the terms of Statement of Financial Accounting Standard No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Included on the statement of financial position as receivables are at year-end are $18.0 and $27.7 in 1998 and 1997, respectively, of uncollected receivables held in trust.

NOTE 9 -- INVENTORIES

                                                                                    1998        1997
                                                                                  ---------  ----------
Finished goods..................................................................  $   373.2  $    379.3
Inventories related to long-term contracts......................................      186.1       151.4
Work in process.................................................................      224.9       211.3
Raw materials and supplies......................................................      331.8       286.0
                                                                                  ---------  ----------
                                                                                  $ 1,116.0  $  1,028.0

    Inventories related to long-term contracts are net of payments received from customers relating to the uncompleted portions of such contracts in the amounts of $28.7 and $43.5 at December 31, 1998 and 1997, respectively.

NOTE 10 -- PROPERTY, PLANT AND EQUIPMENT

                                                                                    1998        1997
                                                                                  ---------  ----------
Land............................................................................  $    71.2  $     68.7
Building and improvements.......................................................      602.9       557.4
Machinery and equipment.........................................................    2,525.1     2,336.4
Construction in progress........................................................      156.6        82.5
                                                                                  ---------  ----------
                                                                                  $ 3,355.8  $  3,045.0

NOTE 11 -- FOREIGN SUBSIDIARIES

    The following is a summary of financial data pertaining to foreign subsidiaries:

                                                                                  1998        1997        1996
                                                                                ---------  ----------  ----------
Net income....................................................................  $   245.0  $    235.6  $    172.9
Assets........................................................................  $ 2,662.1  $  2,114.8  $  1,847.8
Liabilities...................................................................    1,548.6     1,019.0       838.5
                                                                                ---------  ----------  ----------
Net assets....................................................................  $ 1,113.5  $  1,095.8  $  1,009.3

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

NOTE 12 -- INVESTMENTS IN OTHER COMPANIES

    Following is a summary of financial data pertaining to companies 20 to 50 percent owned. The principal company included is Yamatake Corporation, located in Japan, of which Honeywell owned 21.7 percent of the outstanding common stock at December 31, 1998 and 1997. This investment had a market value of $191.1 and $216.9 at December 31, 1998 and 1997, respectively.

                                                                        1998        1997        1996
                                                                      ---------  ----------  ----------
Sales...............................................................  $ 1,717.8  $  1,971.5  $  1,949.2
Gross profit........................................................      577.9       662.7       688.8
Net income..........................................................       46.9        58.7        51.8
Equity in net income................................................       11.7        12.9        13.3
Current assets......................................................  $ 1,454.2  $  1,427.8  $  1,576.9
Noncurrent assets...................................................      297.5       332.8       421.1
                                                                      ---------  ----------  ----------
                                                                        1,751.7     1,760.6     1,998.0
                                                                      ---------  ----------  ----------
Current liabilities.................................................      647.7       706.7       853.5
Noncurrent liabilities..............................................      116.7       123.2       181.4
                                                                      ---------  ----------  ----------
                                                                          764.4       829.9     1,034.9
                                                                      ---------  ----------  ----------
Net assets..........................................................  $   987.3  $    930.7  $    963.1
Equity in net assets................................................  $   259.3  $    238.0  $    241.0

NOTE 13 -- INTANGIBLE ASSETS

    Intangible assets have been reduced by accumulated amortization as follows:

                                                                                        1998       1997
                                                                                      ---------  ---------
Goodwill............................................................................  $   163.7  $   134.8
Intangibles.........................................................................      337.2      305.3

NOTE 14 -- DEBT

SHORT-TERM DEBT

    At December 31, 1998, Honeywell had general-purpose lines of credit available totaling $1,770.6, which management believes is adequate to meet its financing requirements, including support of commercial paper and bank note borrowings. Committed revolving credit lines with 17 banks totaled $1,325.0. These lines have commitment fee requirements. There were no borrowings on these lines at December 31, 1998. The remaining credit facilities of $445.6 have been arranged by non-U.S. subsidiaries in accordance with customary lending practices in their respective countries of operation. Borrowings against these lines amounted to $19.8 at December 31, 1998. The interest rates for Honeywell's material lines of credit are indexed to a rate, such as Prime, LIBOR, or Commercial

                        HONEYWELL INC. AND SUBSIDIARIES

                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

NOTE 14 -- DEBT (CONTINUED)
Paper. The weighted average interest rates on short-term borrowings outstanding at December 31, 1998 and 1997, respectively, were as follows: commercial paper,
0.0 percent and 6.8 percent; and notes payable, 5.0 percent and 5.2 percent.

    Short-term debt consists of the following:

                                                                                        1998       1997
                                                                                      ---------  ---------
Commercial paper....................................................................  $  --      $    43.0
Notes payable.......................................................................       52.7       38.9
                                                                                      ---------  ---------
Current maturities of long-term debt................................................      126.2       64.5
                                                                                      $   178.9  $   146.4

LONG-TERM DEBT

                                                                                    1998        1997
                                                                                  ---------  ----------
Honeywell Inc.
  7.15% to 7.71% due 1998.......................................................  $     0.0  $     50.0
  7.36% to 7.46% due 1999.......................................................       70.5        70.5
  7.35% due 2000................................................................       75.0        75.0
  6.60% due 2001................................................................      100.0       100.0
  6.75% due 2002................................................................      200.0       200.0
  8.63% due 2006................................................................      100.0       100.0
  7.00% due 2007................................................................      350.0       350.0
  7.13% due 2008................................................................      200.0       200.0
  7.45% to 9.50% due 2001 to 2010...............................................       27.0        27.0
  6.63% due 2028................................................................      250.0         0.0
  Unamortized premiums and discounts............................................       (6.0)       (2.6)
Subsidiaries
  3.00% to 7.50% due 1999 to 2002, various currencies...........................       59.0        71.4
                                                                                  ---------  ----------
                                                                                    1,425.5     1,241.3
Less amount included in short-term debt.........................................      126.2        64.5
                                                                                  ---------  ----------
                                                                                  $ 1,299.3  $  1,176.8

    Debt in the amount of $50.0 with interest rates ranging from 7.15 percent to
7.71 percent matured between March and May 1998. In August 1997, Honeywell filed a shelf registration statement, which provides for the issuance of up to $500.0 of debt securities. On June 15, 1998, Honeywell issued $250.0 in debentures, to fund general operations, with a coupon rate of 6 5/8 percent maturing on June 15, 2028. At December 31, 1998, $250.0 remained available for issuance under the shelf registration statement.

    Honeywell uses interest rate swaps to manage its interest rate exposures and its mix of fixed and floating interest rates. In 1994, Honeywell entered into interest rate swap agreements effectively converting $50.0 of the $70.5 of medium-term notes due in 1999 to floating rate debt based on three-

                        HONEYWELL INC. AND SUBSIDIARIES

                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

NOTE 14 -- DEBT (CONTINUED)
month LIBOR rates. In 1996, Honeywell entered into interest rate swap agreements converting the $100.0 of bonds due in 2001 and $200.0 of bonds due in 2008 to floating rate debt based on six-month LIBOR rates. In 1997, Honeywell entered into swap agreements converting $550.0 of new debt from fixed rate to floating rate debt based on six-month LIBOR. In addition, $420.0 of debt and previous swaps were converted to fixed rate debt at an average fixed rate of 6.18 percent. In 1998, $200.0 of interest rate swaps due in 2008 were terminated. The swap agreements outstanding at December 31, 1998 expire as follows: $100.0 in 1999, $250.0 in 2000, $100.0 in 2001, $200.0 in 2002 and $350.0 in 2007.

    Annual sinking-fund and maturity requirements for the next five years on long-term debt outstanding at December 31, 1998, are as follows:

1999..............................................................................  $    126.2
2000..............................................................................        77.6
2001..............................................................................       116.5
2002..............................................................................       210.3
2003..............................................................................         0.0
2004 and beyond...................................................................       900.9
Unamortized premiums/discounts....................................................        (6.0)
                                                                                    ----------
Total long-term debt..............................................................  $  1,425.5

    Interest paid amounted to $109.2, $95.0 and $77.3 in 1998, 1997 and 1996, respectively.

NOTE 15 -- FAIR VALUE OF FINANCIAL INSTRUMENTS

    All financial instruments are held for purposes other than trading. The estimated fair values of all nonderivative financial instruments approximate their carrying amounts in the statement of financial position with the exception of long-term debt. The estimated fair value of long-term debt is based on quoted market prices for the same or similar issues or on current rates available to Honeywell for debt of the same remaining maturities. The carrying amount of long-term debt was $1,425.5 and $1,241.3 at December 31, 1998 and 1997, respectively; and the fair value was $1,510.8 and $1,291.3 at December 31, 1998 and 1997, respectively.

    The estimated fair value of interest rate swaps, foreign currency contracts and option contracts, which is the net unrealized market gain or loss, is based primarily on quotes obtained from various financial institutions that deal in these types of instruments. The following table summarizes the notional value, carrying value and fair value of Honeywell's derivative financial instruments.

                                                   AT DECEMBER 31, 1998                 AT DECEMBER 31, 1997
                                            -----------------------------------  ----------------------------------
                                            NOTIONAL    CARRYING       FAIR       NOTIONAL    CARRYING      FAIR
                                              VALUE       VALUE        VALUE       VALUE        VALUE       VALUE
                                            ---------  -----------     -----     ----------  -----------  ---------
Interest rate swaps.......................  $ 1,000.0   $     0.0    $     6.0   $  1,340.0   $     0.0   $    38.5
Currency contracts........................    1,071.6         0.0         (4.1)     1,213.7         0.0         6.7
                                            ---------         ---          ---   ----------         ---   ---------
Total.....................................  $ 2,071.6   $     0.0    $     1.9   $  2,553.7   $     0.0   $    45.2
                                            ---------         ---          ---   ----------         ---   ---------
                                            ---------         ---          ---   ----------         ---   ---------

                        HONEYWELL INC. AND SUBSIDIARIES

                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

NOTE 15 -- FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)
    The counterparties to the foreign currency contracts and the interest rate swaps shown above expose Honeywell to credit risk to the extent of non-performance. However, the credit ratings of the counterparties, which consist of a diversified group of financial institutions, are regularly monitored and risk of default is considered remote.

NOTE 16 -- LEASING ARRANGEMENTS

    As lessee, Honeywell has minimum annual lease commitments outstanding at December 31, 1998, with the majority of the leases having initial periods ranging from one to 10 years. Following is a summary of operating lease information.

                                                                            OPERATING
                                                                             LEASES
                                                                           -----------
1999.....................................................................   $   140.1
2000.....................................................................       109.2
2001.....................................................................        80.8
2002.....................................................................        55.9
2003.....................................................................        41.6
2004 and beyond..........................................................       142.1
                                                                           -----------
                                                                            $   569.7

    Rent expense for operating leases was $141.8 in 1998, $141.6 in 1997 and $153.7 in 1996.

    Substantially all leases are for plant, warehouse, office space, personal computers and automobiles. A number of the leases contain renewal options ranging from one to 10 years.

                        HONEYWELL INC. AND SUBSIDIARIES

                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

NOTE 17 -- CAPITAL STOCK

                                                                         ADDITIONAL
                                                              COMMON       PAID-IN     TREASURY
                                                               STOCK       CAPITAL       STOCK
                                                            -----------  -----------  -----------
Balance at December 31, 1995..............................   $   282.2    $   481.3   $  (1,650.2)
Purchase of treasury stock --
  2,904,000 shares........................................                                 (163.2)
Issued for Honeywell Foundation Pledge --
  450,000 treasury shares.................................                      8.3           9.2
Issued for employee stock plans --
  2,399,438 shares........................................                     55.8          40.7
  317,192 shares canceled.................................        (0.5)       (16.6)
                                                            -----------  -----------  -----------
Balance at December 31, 1996..............................   $   281.7    $   528.8   $  (1,763.5)
Purchase of treasury stock --
  2,250,600 shares........................................                                 (154.3)
Issued for Honeywell Foundation Pledge --
  285,700 treasury shares.................................                      7.9           5.7
Issued for employee stock plans --
  1,892,638 shares........................................                     84.4          32.8
  176,489 shares canceled.................................        (0.2)       (12.7)
                                                            -----------  -----------  -----------
Balance at December 31, 1997..............................   $   281.5    $   608.4   $  (1,879.3)
Purchase of treasury stock --
  2,054,500 shares........................................                                 (159.6)
Issued for Honeywell Foundation Pledge --
  264,300 treasury shares.................................                      7.2           5.3
Issued for employee stock plans --
  2,016,560 shares........................................                     89.8          28.1
  96,426 shares canceled..................................        (0.2)        (7.8)
                                                            -----------  -----------  -----------
Balance at December 31, 1998..............................   $   281.3    $   697.6   $  (2,005.5)

STOCK-BASED COMPENSATION PLANS FOR KEY EMPLOYEES

    In 1997, the Board of Directors adopted, and the shareowners approved, the 1997 Honeywell Stock and Incentive Plan. The 1997 plan replaced the 1993 Honeywell Stock and Incentive Plan. Awards currently outstanding under the 1993 plan were not affected. The 1997 plan, which terminates on April 15, 2002, provides for the award of up to 7,500,000 shares of common stock. The 1997 plan is intended to facilitate ownership and increase the interest of key employees in the growth and performance of Honeywell and motivate them to contribute to the Company's future success.

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

                        HONEYWELL INC. AND SUBSIDIARIES

                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

NOTE 17 -- CAPITAL STOCK (CONTINUED)
    The 1993 Honeywell Stock and Incentive Plan, which expired with the adoption of the 1997 plan, provided for the award of up to 7,500,000 shares of common stock. Awards made under any of the above plans may be in the form of stock options, restricted stock or other stock-based awards. At December 31, 1998, there were 12,405,731 shares reserved for all employee plans.

    In 1996, Honeywell adopted Statement of Financial Accounting Standard (SFAS) No. 123, "Accounting for Stock-Based Compensation." As permitted by SFAS 123, Honeywell has elected to continue following the guidance of APB 25 for measurement and recognition of stock-based transactions with employees (see Note 1 on page 38). The compensation cost that has been charged against income for the restricted stock and other stock-based awards, including directors' stock compensation, was $16.7, $11.2 and $12.2 in 1998, 1997 and 1996, respectively. No compensation cost has been recognized for the awards made in the form of stock options or from the Employee Stock Purchase Plans. If compensation cost for Honeywell's stock-based compensation plans had been determined based on the fair value at the grant dates for awards under those plans, consistent with the method provided in SFAS 123, Honeywell's net income and basic earnings per share would have been reduced to the pro forma amounts indicated below:

                                                          1998       1997       1996
                                                        ---------  ---------  ---------
Net income............................  As reported     $   572.0  $   471.0  $   402.7
                                        Pro forma           551.3      456.2      392.6

Basic earnings per share..............  As reported     $    4.54  $    3.71  $    3.18
                                        Pro forma            4.37       3.59       3.10

FIXED STOCK OPTIONS

    Stock option grants for executive officers are reviewed and approved by the Personnel Committee of the Board of Directors and for non-executive officers by the chief executive officer. Stock options are granted periodically at the fair market value of Honeywell common stock on the date of the grant and are typically exercisable one year from the grant date.

    In July 1997, Honeywell introduced an international stock purchase plan in the United Kingdom. This plan allows eligible employees the option to purchase Honeywell shares in July 2000, at an option price of $54.72. The number of shares estimated to be issued from this program is 148,000 and has been included in the fixed options numbers below.

                        HONEYWELL INC. AND SUBSIDIARIES

                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

NOTE 17 -- CAPITAL STOCK (CONTINUED)
    A summary of the status of the fixed stock options as of December 31, 1998, 1997 and 1996, and changes during the years ending on those dates is presented below:

                                                              1998                      1997                      1996
                                                    ------------------------  ------------------------  ------------------------
                                                                 WEIGHTED                  Weighted                  Weighted
                                                                  AVERAGE                   Average                   Average
                                                     SHARES      EXERCISE      Shares      Exercise      Shares      Exercise
                                                      (000)        PRICE        (000)        Price        (000)        Price
                                                    ---------  -------------  ---------  -------------  ---------  -------------
Fixed Options
  Outstanding at beginning of year................      5,483    $      51        4,507    $      39        5,963    $      35
  Granted.........................................      2,088           54        1,784           73          423           54
  Assumed.........................................                                  671           52
  Exercised.......................................      1,354           52        1,287           37        1,821           31
  Forfeited.......................................        126           64          192           67           58           42
  Outstanding at end of year......................      6,091           60        5,483           51        4,507           39
  Options exercisable at year-end.................      3,801           53        3,820           41        4,088           37
  Weighted average fair value of options granted
   during the year................................  $   16.77                 $   18.91                 $   14.19

    The weighted average fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model and represents the difference between the fair market value on the date of grant and the estimated market value on the exercise date. The following weighted average assumptions are used in the Black-Scholes model for grants in 1998, 1997 and 1996, respectively: dividend yield of 1.4, 1.5 and 1.5 percent; expected volatility of 24, 24 and 27 percent; risk-free interest rates of 4.7, 5.6 and 6.3 percent; and expected life of four years for all options except the international stock purchase plan which has a three year life. The "Assumed" line identifies the options Honeywell assumed in the 1997 acquisition of Measurex and converted to options to purchase Honeywell shares.

    The following table summarizes information about fixed stock options outstanding at December 31, 1998. The fixed options outstanding include options issued under the 1997 plans as well as the 1993 Honeywell Stock and Incentive Plan and the previous plans which the 1993 plan replaced.

                                       OPTIONS OUTSTANDING                           OPTIONS EXERCISABLE
                       ---------------------------------------------------  --------------------------------------
                       SHARES OUTSTANDING                                   SHARES EXERCISABLE
                         AT DECEMBER 31,     REMAINING                        AT DECEMBER 31,
      RANGE OF                1998          CONTRACTUAL  WEIGHTED AVERAGE          1998          WEIGHTED AVERAGE
   EXERCISE PRICES            (000)            LIFE       EXERCISE PRICE           (000)          EXERCISE PRICE
---------------------  -------------------  -----------  -----------------  -------------------  -----------------
$16-$24                            55        1.2 years       $      22                  55           $      22
$25-$36                           719        3.7 years              32                 719                  32
$37-$54                         1,766        5.2 years              45               1,568                  44
$55-$80                         3,448        7.8 years              74               1,459                  74
$81-$96                           103        8.6 years              87              --                  --

RESTRICTED STOCK AWARDS

    Restricted shares of common stock are issued to certain key employees as compensation and as incentives, some of which are tied to Honeywell performance. Restricted shares issued as compensation are awarded with a fixed restriction period ranging from three to six years. In 1993, shares were

                        HONEYWELL INC. AND SUBSIDIARIES

                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

NOTE 17 -- CAPITAL STOCK (CONTINUED)
issued and tied to performance goals which restricted the shares until the earlier to occur of: (i) the achievement of performance goals within a specified measurement period, not more than three years, or (ii) nine years. The vesting of performance shares awarded in 1996 to senior executives was established at not more than two years. Owners of restricted shares have the rights of shareowners, including the right to receive cash dividends and the right to vote. Restricted shares forfeited revert to Honeywell at no cost. Restricted shares issued totaled 352,625 in 1998, 237,009 in 1997 and 371,917 in 1996. At
December 31, restricted shares outstanding under key employee plans totaled 867,301 in 1998, 913,667 in 1997 and 835,443 in 1996, with a weighted average grant date fair value of $63, $55 and $46 in 1998, 1997 and 1996, respectively.

EMPLOYEE STOCK PURCHASE PLANS

    In July 1998, Honeywell introduced an Employee Stock Purchase Plan in the U.S. and Canada. Employees may contribute from 1 percent to 10 percent of their eligible pay on an after-tax basis. The plan allows employees to purchase Honeywell stock quarterly at the end of each purchase period at 85 percent of the fair market value on the grant date (the first day of the purchase period) or the exercise date (the last day of the purchase period), whichever is lower. During 1998, 276,812 shares were issued under this plan. Also in 1998, International Employee Stock Purchase Plans were introduced in Austria, Belgium, France, Germany, Italy and Switzerland. These plans allowed employees to purchase stock at discount. Belgium, Italy and France have quarterly purchase windows and Austria, Germany and Switzerland have December purchase windows. In 1998, 14,147 shares were issued under the International Employee Stock Purchase Plans.

EMPLOYEE STOCK MATCH PLANS

    In 1990, Honeywell adopted Stock Match and Performance Stock Match plans under which Honeywell matches, in the form of Honeywell common stock, certain eligible U.S. employee savings plan contributions. Employees are vested in the shares after three years of employment. Shares issued under the stock match plans totaled 555,746 in 1998, 542,406 in 1997 and 394,534 in 1996 at a cost of
$42.4, $37.9, and $23.4, respectively.

STOCK PLEDGE

    In 1993, Honeywell pledged to the Honeywell Foundation a five-year option to purchase 2,000,000 shares of common stock at $33.00 per share. The Honeywell Foundation exercised all options to purchase the 2,000,000 shares with 264,300 purchased in 1998, 285,700 in 1997, 450,000 in 1996 and 1,000,000 in 1995.

PREFERENCE STOCK

    Twenty-five million preference shares with a par value of $1.00 have been authorized. None have been issued at December 31, 1998.

                        HONEYWELL INC. AND SUBSIDIARIES

                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

NOTE 18 -- QUARTERLY DATA (UNAUDITED)

1998                                           1ST QTR.    2ND QTR.    3RD QTR.    4TH QTR.
--------------------------------------------  ----------  ----------  ----------  ----------
Sales.......................................  $  1,923.3  $  2,035.2  $  2,119.5  $  2,348.7
Cost of sales...............................     1,326.8     1,383.0     1,412.0     1,555.2
Special charges.............................      --          --          --            53.7
Litigation settlements......................      --          --          --           (23.6)
Net income..................................        96.3       125.8       145.4       204.5
Basic earnings per share....................        0.76        1.00        1.15        1.63
Diluted earnings per share..................        0.75        0.98        1.14        1.61

1997                                           1st Qtr.    2nd Qtr.    3rd Qtr.    4th Qtr.
--------------------------------------------  ----------  ----------  ----------  ----------
Sales.......................................  $  1,685.7  $  1,977.3  $  2,038.7  $  2,325.8
Cost of sales...............................     1,149.7     1,359.1     1,390.3     1,526.0
Special charges.............................      --          --            60.4        30.3
Gain on sale of businesses..................      --          --            60.3        16.8
Net income..................................        75.6        98.4       118.9       178.1
Basic earnings per share....................        0.60        0.77        0.93        1.41
Diluted earnings per share..................        0.59        0.76        0.92        1.38

    Shareowners of record on February 1, 1999, totaled 30,571.

    The fourth quarter of 1998 includes $53.7 of special charges ($0.27 per diluted share), $23.6 gain from the settlement of long-standing litigation claims ($0.11 per diluted share) and $16.7 resulting from the favorable resolution of certain prior-year research and development tax claims ($0.13 per diluted share). The fourth quarter of 1997 includes a $16.8 gain from the sale of businesses ($11.5 after-tax) and special charges of $30.3 ($20.8 after-tax).

NOTE 19 -- SEGMENT INFORMATION

    Honeywell is a global controls company focused on creating value through control technology. Honeywell serves customers worldwide through operations engaged in the design, development, manufacture, marketing and service of control solutions in three industry segments -- Home and Building Control, Industrial Control and Space and Aviation Control. Honeywell's broad range of control products, systems, and services provide solutions worldwide as our customers look to improve productivity, energy efficiency and environmental protection, increase safety, and enhance comfort. Honeywell's reportable segments are strategic business units that offer different products and services. They are managed separately as each business requires different products, services and marketing strategies.

    Honeywell adopted Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information," during 1998. Operating segments are defined by SFAS 131 as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance (the "management approach"). Honeywell's chief operating decision making group that determines the allocation of resources and

                        HONEYWELL INC. AND SUBSIDIARIES

                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

NOTE 19 -- SEGMENT INFORMATION (CONTINUED) assesses the performance of the operating segments is the Chief Executive Officer and the Board of Directors.

    Honeywell's reportable operating segments include Home and Building Control, Industrial Control and Space and Aviation Control. The Other segment includes two research and development operations that promote technology and products to both external customers and operating units.

    The accounting policies of the segments are the same as those described in
Note 1. Honeywell evaluates performance based on profit or loss from operations before income taxes excluding interest expense, equity income and other indirect general corporate expenses. Honeywell accounts for intersegment sales and transfers on negotiated transfer prices and all intersegment profit or loss is eliminated in consolidation.

    Home and Building Control provides products and services to create efficient, safe, comfortable environments by offering controls for heating, ventilation, humidification and air-conditioning equipment; security and fire alarm systems; home automation systems; energy-efficient lighting controls; building management systems and services; and home comfort consumer products. Customers include building managers and owners; distributors and wholesalers; heating, ventilation and air-conditioning manufacturers; homebuilders; home owners; and original equipment manufacturers.

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

    Space and Aviation Control is a full-line avionics supplier and systems integrator for commercial, military and space applications, providing automatic flight control systems, airport control systems, electronic cockpit displays, flight management systems, navigation, surveillance and warning systems, severe weather avoidance systems and flight reference sensors. Customers include airframe manufacturers; international, national and regional airlines; airports; NASA; prime U.S. defense contractors; and the U.S. Department of Defense.

    Following is financial information relating to the industry segments:

                                                              1998        1997        1996
                                                            ---------  ----------  ----------
External sales
  Home and Building Control...............................  $ 3,440.5  $  3,386.6  $  3,327.1
  Industrial Control......................................    2,516.3     2,547.1     2,199.6
  Space and Aviation Control..............................    2,339.1     1,956.9     1,640.0
  Other...................................................      130.8       136.9       144.9
                                                            ---------  ----------  ----------
      Total external sales................................  $ 8,426.7  $  8,027.5  $  7,311.6

                        HONEYWELL INC. AND SUBSIDIARIES

                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

NOTE 19 -- SEGMENT INFORMATION (CONTINUED)

                                                              1998        1997        1996
                                                            ---------  ----------  ----------
Sales between segments
  Home and Building Control...............................  $    24.8  $     23.6  $     29.8
  Industrial Control......................................       38.1        49.3        32.8
  Space and Aviation Control..............................        2.6         0.8         3.2
  Other...................................................       62.4        57.9        41.1
                                                            ---------  ----------  ----------
      Total sales between segments........................  $   127.9  $    131.6  $    106.9

Operating profit
  Home and Building Control...............................  $   348.9  $    290.2  $    345.8
  Industrial Control......................................      314.2       309.2       254.9
  Space and Aviation Control..............................      334.0       255.7       163.3
  Other...................................................       31.2        18.8         6.2
                                                            ---------  ----------  ----------
      Total operating profit..............................  $ 1,028.3  $    873.9  $    770.2

Interest expense..........................................     (113.0)     (101.9)      (81.4)
Equity income.............................................       11.7        12.9        13.3
General corporate expense.................................      (97.7)      (81.7)      (91.9)
                                                            ---------  ----------  ----------
Income before income taxes................................  $   829.3  $    703.2  $    610.2

Special charges
  Home and Building Control...............................  $    25.8  $     46.9      --
  Industrial Control......................................       25.8        40.8      --
  Space and Aviation Control..............................        1.4      --          --
  Corporate and Other.....................................        0.7         3.0      --
                                                            ---------  ----------  ----------
      Total special charges...............................  $    53.7  $     90.7      --

Gain on sale of businesses and litigation settlement
  Home and Building Control...............................  $     4.6  $      5.7      --
  Industrial Control......................................        5.3        71.4      --
  Space and Aviation Control..............................        1.8      --          --
  Corporate and Other.....................................       11.9      --          --
                                                            ---------  ----------  ----------
      Total gains.........................................  $    23.6  $     77.1      --

Depreciation and amortization
  Home and Building Control...............................  $   116.8  $    108.0  $     98.4
  Industrial Control......................................       94.5        99.4        72.3
  Space and Aviation Control..............................       84.0        79.2        84.0
  Corporate and Other.....................................       32.6        33.0        32.8
                                                            ---------  ----------  ----------
      Total depreciation and amortization.................  $   327.9  $    319.6  $    287.5

                        HONEYWELL INC. AND SUBSIDIARIES

                             (DOLLARS IN MILLIONS)

NOTE 19 -- SEGMENT INFORMATION (CONTINUED)

    Honeywell is a global company and as such engages in material operations in countries worldwide. Geographic areas of operation include Europe, Canada, Mexico, Asia, Australia, and South America.

    Following is financial information relating to geographic areas:

                                                              1998        1997        1996
                                                            ---------  ----------  ----------
External Sales
  United States...........................................  $ 5,201.6  $  4,843.5  $  4,477.9
  Other areas.............................................    3,225.1     3,184.0     2,833.7
                                                            ---------  ----------  ----------
    Total sales...........................................  $ 8,426.7  $  8,027.5  $  7,311.6

Long-lived Assets
  United States...........................................  $ 1,990.4  $  1,830.9  $  1,355.9
  Other areas.............................................      563.2       459.8       469.3
                                                            ---------  ----------  ----------
    Total long-lived assets...............................  $ 2,553.6  $  2,290.7  $  1,825.2

    External sales are attributed to countries based on the location of the affiliate responsible for the sale. Honeywell transfers products from one geographic region for resale in another. These transfers are priced to provide both areas with an equitable share of the overall profit. Long-lived assets are comprised of property, plant and equipment, goodwill and intangible assets. No customers exceeded 10 percent of total Honeywell sales in 1998, 1997 or 1996.

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

    PATENT/TORT CASE

    U.S. District Court Judge Mariana Pfaelzer presided over a three month patent infringement and tortious interference trial in 1993. On August 31, 1993 a jury returned a verdict in favor of Litton, awarding damages against Honeywell in the amount of $1.2 billion on three claims. Honeywell filed post-trial motions contesting the verdict and damage award. On January 9, 1995, the trial court set them all aside, ruling, among other things, that the Litton patent was invalid due to obviousness,

                        HONEYWELL INC. AND SUBSIDIARIES

                             (DOLLARS IN MILLIONS)

NOTE 20 -- CONTINGENCIES (CONTINUED)
unenforceable because of Litton's inequitable conduct before the Patent and Trademark Office, and in any case, not infringed by Honeywell's current process. It further ruled that Litton's state tort claims were not supported by sufficient evidence. The trial court also held that if its rulings concerning liability were vacated or reversed on appeal, Honeywell should at least be granted a new trial on the issue of damages because the jury's award was inconsistent with the clear weight of the evidence and based upon a speculative damage study.

    The trial court's rulings were appealed to the U.S. Court of Appeals for the Federal Circuit (the "Federal Circuit"), and on July 3, 1996, in a two to one split decision, a three judge panel of that court reversed the trial court's rulings of patent invalidity, unenforceability and non-infringement, and also found Honeywell to have violated California law by intentionally interfering with Litton's consultant contracts and customer prospects. However, the panel upheld two trial court rulings favorable to Honeywell, namely that Honeywell was entitled to a new trial for damages on all claims, and also to a grant of intervening patent rights which are to be defined and quantified by the trial court. After unsuccessfully requesting a rehearing of the panel's decision by the full Federal Circuit appellate court, Honeywell filed a petition with the U.S. Supreme Court on November 26, 1996, seeking review of the panel's decision. In the interim, Litton filed a motion and briefs with the trial court seeking injunctive relief against Honeywell's commercial ring laser gyroscope sales. After Honeywell and certain aircraft manufacturers filed briefs and made oral arguments opposing the injunction, the trial court denied Litton's motion on public interest grounds on December 23, 1996, and then scheduled the patent/tort damages retrial for May 6, 1997.

    On March 17, 1997, the U.S. Supreme Court granted Honeywell's petition for review and vacated the July 3, 1996, Federal Circuit panel decision. The case was remanded to the Federal Circuit panel for reconsideration in light of a recent decision by the U.S. Supreme Court in the WARNER-JENKINSON VS. HILTON DAVIS case, which refined the law concerning patent infringement under the doctrine of equivalents. On March 21, 1997, Litton filed a notice of appeal to the Federal Circuit of the trial court's December 23, 1996 decision to deny injunctive relief, but the Federal Circuit stayed any briefing or consideration of that matter until such time as it completed its reconsideration of liability issues ordered by the U.S. Supreme Court.

    The liability issues were argued before the same three judge Federal Circuit panel on September 30, 1997. On April 7, 1998, the panel issued its decision:

    (i) affirming the trial court's ruling that Honeywell's hollow cathode and RF ion-beam processes do not literally infringe the asserted claims of Litton's "849 reissue patent ("Litton's patent");

    (ii) vacating the trial court's ruling that Honeywell's RF ion-beam process does not infringe the asserted claims of Litton's patent under the doctrine of equivalents, but also vacating the jury's verdict on that issue and remanding that issue to the trial court for further proceedings in accordance with the WARNER-JENKINSON decision;

   (iii) vacating the jury's verdict that Honeywell's hollow cathode process infringes the asserted claims of Litton's patent under the doctrine of equivalents and remanding that issue to the trial court for further proceedings;

                        HONEYWELL INC. AND SUBSIDIARIES

                             (DOLLARS IN MILLIONS)

NOTE 20 -- CONTINGENCIES (CONTINUED)
   (iv) reversing the trial court's ruling with respect to the torts of intentional interference with contractual relations and intentional interference with prospective economic advantage, but also vacating the jury's verdict on that issue, and remanding the issue to the trial court for further proceedings in accordance with California state law;

    (v) affirming the trial court's grant of a new trial to Honeywell on damages for all claims, if necessary;

   (vi) affirming the trial court's order granting intervening rights to Honeywell in the patent claim;

   (vii) reversing the trial court's ruling that the asserted claims of Litton's patent were invalid due to obviousness and reinstating the jury's verdict on that issue; and

  (viii) reversing the trial court's determination that Litton had obtained its "849 reissue patent through inequitable conduct.

    Litton's request for a rehearing of the panel's decision by the full Federal Circuit court was denied and its appeal of the denial of an injunction was dismissed. The case was remanded to the trial court for further legal and perhaps factual review. A status conference was held on August 17, 1998 and the review was held in abeyance during a retrial of damages in the antitrust case in 1998. Honeywell intends to file motions with the trial court to dispose of the remanded issues as matters of law, but the review procedures remain to be defined and scheduled by the trial court. If some of the remanded issues are not disposed of by legal motions, a jury trial of the remaining issues may be necessary.

    When preparing for the patent/tort damages retrial that was scheduled for May 1997, Litton had submitted a revised damage study to the trial court, seeking damages as high as $1.9 billion. Honeywell believes that its ion-beam processes do not infringe Litton's patent, and further, that Litton's damage study remains flawed and speculative for a number of reasons. Based on the U.S. Supreme Court's decision in the WARNER-JENKINSON VS. HILTON DAVIS case which refined the law concerning patent infringement under the doctrine of equivalents, and the Federal Circuit panel's recent decision remanding certain issues in the patent/tort case to the trial court, Honeywell also believes that it is reasonably possible that the trial court will conclude that Honeywell did not infringe Litton's patent or interfere with its contractual relationships, and that no damages will ultimately be awarded to Litton. Although is not possible at this time to predict the outcome of the issues remanded to the trial court or any further appeals in this case, some potential does remain for adverse judgments which could be material to Honeywell's financial position or results of operations. Honeywell believes however, that any potential award of damages for an adverse judgment of infringement or interference should be based upon a reasonable royalty reflecting the value of the ion-beam coating process, and further that such an award would not be material to Honeywell's financial position or results of operations. As a result of the uncertainty regarding the outcome of this matter, no provision has been made in the financial statements with respect to this contingent liability.

    ANTITRUST CASE

    Preparations for, and conduct of, the trial in the antitrust case have generally followed the completion of comparable proceedings in the patent/tort case. The antitrust trial did not begin until

                        HONEYWELL INC. AND SUBSIDIARIES

                             (DOLLARS IN MILLIONS)

NOTE 20 -- CONTINGENCIES (CONTINUED)
November 20, 1995. Judge Pfaelzer also presided over the trial, but it was held before a different jury. At the close of evidence and before jury deliberations began, the trial court dismissed, for failure of proof, Litton's contentions that Honeywell had illegally monopolized and attempted to monopolize by:

    (i) engaging in below-cost predatory pricing;

    (ii) tying and bundling product offerings under packaged pricing;

   (iii) misrepresenting its products and disparaging Litton products; and

   (iv) acquiring the Sperry Avionics business in 1986.

    On February 2, 1996, the case was submitted to the jury on the remaining allegations that Honeywell had illegally monopolized and attempted to monopolize by:

    (i) entering into certain long-term exclusive dealing and penalty arrangements with aircraft manufacturers and airlines to exclude Litton from the commercial aircraft market, and

    (ii) failing to provide Litton with access to proprietary software used in the cockpits of certain business jets.

    On February 29, 1996, the jury returned a $234 million single damages verdict against Honeywell for illegal monopolization, which verdict would have been automatically trebled. On March 1, 1996, the jury indicated that it was unable to reach a verdict on damages for the attempt to monopolize claim, and a mistrial was declared as to that claim.

    Honeywell subsequently filed a motion for judgment as a matter of law and a motion for a new trial, contending, among other things, that the jury's partial verdict should be overturned because Honeywell was prejudiced at trial, and Litton failed to prove essential elements of liability or submit competent evidence to support its speculative, all-or-nothing $298.5 million damage claim. Litton filed motions for entry of judgment and injunctive relief. On July 24, 1996, the trial court denied Honeywell's alternative motions for judgment as a matter of law or a complete new trial, but concluded that Litton's damage study was seriously flawed and granted Honeywell a retrial on damages only. The court also denied Litton's two motions. At that time, Judge Pfaelzer was expected to conduct the retrial of antitrust damages sometime following the retrial of patent/tort damages. However, after the U.S. Supreme Court remanded the patent/tort case to the Federal Circuit in March 1997, Litton moved to have the trial court expeditiously schedule the antitrust damages retrial. In September 1997, the trial court rejected that motion, indicating that it wished to know the outcome of the current patent/ tort appeal before scheduling retrials of any type.

    Following the April 7, 1998 Federal Circuit panel decision in the patent/tort case, Litton again petitioned the trial court to schedule the retrial of antitrust damages. The trial court tentatively scheduled the trial to commence in the fourth quarter of 1998, and reopened limited discovery and other pretrial preparations. Litton then filed another antitrust damage claim of nearly $300 million.

    The damages only retrial began October 29, 1998, before Judge Pfaelzer, but a different jury. On December 9, 1998, the jury returned verdicts against Honeywell totaling $250 million, $220 million of which is in favor of Litton Systems Inc. and $30 million of which is in favor of its sister corporation LSL, Canada.

                        HONEYWELL INC. AND SUBSIDIARIES

                             (DOLLARS IN MILLIONS)

NOTE 20 -- CONTINGENCIES (CONTINUED)
    On January 27, 1999, the court vacated its prior mistrial ruling with respect to the attempt to monopolize claim and entered a treble damages judgment in the total amount of $750 million for actual and attempted monopolization.

    Honeywell believes that there was no factual or legal basis for the magnitude of the jury's award in the damages retrial and that, as was the case in the first trial, the jury's award should be overturned. Honeywell also believes there are serious questions concerning the identity and nature of the business arrangements and conduct which were found by the first antitrust jury in 1996 to be anti-competitive and damaging to Litton, and there are very strong grounds to overturn the verdict of liability as a matter of law. Honeywell is now filing appropriate post-judgment motions with the trial court and Litton will soon file motions seeking to add substantial attorney's fees and costs to the judgment. Once the trial court has ruled on those motions, the parties will have the right to appeal the eventual judgment, as to both liability and damages, to the U.S. Court of Appeals for the Ninth Circuit. Execution of the trial court's judgment will be stayed pending resolution of Honeywell's post-judgment motions and the disposition of any appeals filed by the parties.

    Although it is not possible at this time to predict the outcome of the motions before the trial court or any eventual appeals in this case, some potential remains for adverse judgments which could be material to Honeywell's financial position or results of operations. As a result of the uncertainty regarding the outcome of this matter, no provision has been made in the financial statements with respect to this contingent liability. Honeywell also believes that it would be inappropriate for Litton to obtain recovery of the same damages, e.g. losses it suffered due to Honeywell's sales of ring laser gyroscope-based inertial systems to OEMs and airline customers, under multiple legal theories, claims, and cases, and that eventually any duplicative recovery would be eliminated from the antitrust and patent/tort cases.

    In the fall of 1996, Litton and Honeywell commenced a court ordered mediation of the patent, tort and antitrust claims. No claim was resolved or settled, and the mediation is currently in recess.

    ENVIRONMENTAL MATTERS

    Honeywell's manufacturing sites generate both hazardous and nonhazardous wastes, the treatment, storage, transportation and disposal of which are subject to various local, state and federal laws relating to protection of the environment. Honeywell is in varying stages of investigation or remediation of potential, alleged or acknowledged contamination at on-site locations (currently or previously owned or operated sites) and at off-site locations where its wastes were taken for treatment or disposal. In connection with the cleanup of various off-site locations, Honeywell, along with a large number of other entities, has been designated a potentially responsible party (PRP) by the U.S. Environmental Protection Agency under the Comprehensive Environmental Response, Compensation and Liability Act or by state agencies under similar state laws (Superfund), which potentially subject PRPs to joint and several liability for the costs of such cleanup.

    Since Honeywell's first Superfund case in 1980, Honeywell has received notice regarding 119 Superfund sites and on-sites. Of these sites, 67 have been settled or Honeywell expects no further involvement.

                        HONEYWELL INC. AND SUBSIDIARIES

                             (DOLLARS IN MILLIONS)

NOTE 20 -- CONTINGENCIES (CONTINUED)
    At most of the Superfund sites where it is named as a PRP, Honeywell is a de-minimis party or minor player. Honeywell has maintained records of waste taken to or disposed of at many sites, and most sites have records kept by site owners or waste haulers. Honeywell's records and site records indicate that most of its disposals at these sites involve small quantities of materials relative to other PRPs. Based on Honeywell's experience, the amounts contributed by PRPs to the settlement or resolution of Superfund matters has been directly proportionate to the waste attributed to a PRP at a site relative to the waste attributed to other PRPs. Therefore, this information enables Honeywell to fairly accurately assess its exposure as a PRP with respect to each site. In addition, most Superfund site proceedings to which Honeywell is a PRP, are in the advanced stages of investigation or remediation, and in many cases a "Record of Decision" has been made by the Federal Environmental Protection Agency determining the potential aggregate exposure of the PRPs involved.

    At on-sites, assessments are conducted by outside environmental consulting firms hired by Honeywell specifically for such purpose, and involve field studies of soil samples, water samples and other testing procedures as appropriate. On-site investigations have proceeded to the point where Honeywell has determined its exposure and in many cases, implemented remediation. Honeywell works closely with applicable local, state or federal regulatory agencies to request or secure approval of its investigatory and remediation efforts.

    Honeywell has assessed its potential exposure with respect to all Superfund and on-site matters, including, predicted investigation, remediation and associated costs, Honeywell's expected share of those costs, the financial viability of other PRPs with which it is involved at these Superfund sites and the availability of legal defenses, and has determined that there is not a reasonable possibility that a loss materially exceeding amounts already recognized will occur. Based on Honeywell's assessment of the costs associated with its environmental responsibilities, compliance with federal, state and local laws regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, it is the opinion of Honeywell's management, that such costs have not had and will not have a material effect on Honeywell's financial position, net income, capital expenditures or competitive position.

    OTHER MATTERS

    Honeywell is a party to a large number of other legal proceedings, some of which are for substantial amounts. It is the opinion of management that any losses in connection with these matters will not have a material effect on Honeywell's net income, financial position or liquidity.

    Honeywell has entered into letter of credit agreements with various financial institutions to support certain financing instruments and insurance policies aggregating approximately $227.9 at December 31, 1998.

NOTE 21 -- PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

    Honeywell and its subsidiaries sponsor a number of retirement programs covering its employees throughout the world.

    PENSIONS: Noncontributory defined benefit pension plans cover a substantial majority of Honeywell's U.S. employees. The plan covering U.S. non-union employees is based on the employee's highest

                        HONEYWELL INC. AND SUBSIDIARIES

                             (DOLLARS IN MILLIONS)

NOTE 21 -- PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS (CONTINUED) five years of earnings during their last 10 years of employment. The plans covering U.S. union employees provides pension benefits based on a stated amount for each year of service. Employees in foreign countries, who are not U.S. citizens, are covered by various retirement benefit arrangements, some of which are considered to be defined benefit pension plans for accounting purposes. These foreign programs represent about 20 percent of Honeywell's total benefit obligation.

    OTHER POSTRETIREMENT BENEFITS: Substantially all of Honeywell's domestic and Canadian employees are eligible to receive medical benefits upon retirement after age 55. The eligibility requirements are 10 years of service for U.S. employees and 2 years of service for Canadian employees. These medical benefits are identical to those provided to active employees, and continue to age 65. For Canadian employees, the medical benefits are limited and coverage can continue for life as long as the employee shares in the cost. These benefits are funded on a pay-as-you-go basis.

    The cost of these programs are as follows:

                                                                                                      Other
                                                                    Pension                      Postretirement
                                                                   Benefits                         Benefits
                                                        -------------------------------  -------------------------------
                                                          1998       1997       1996       1998       1997       1996
                                                        ---------  ---------  ---------  ---------  ---------  ---------
Net Periodic Cost
Service cost..........................................  $    93.9  $    87.9  $    89.2  $     9.0  $     8.2  $    13.0
Interest cost.........................................      298.7      294.9      284.6       18.4       18.3       22.4
Expected return on assets.............................     (370.6)    (329.9)    (342.0)       0.0        0.0        0.0
Prior service cost amortization.......................       32.7       32.3       31.5        0.8        0.8        0.8
Actuarial (gain)/loss.................................        1.8       (0.7)      28.9       (6.1)      (7.1)       0.1
Transition amount amortization........................       (9.7)     (10.4)     (10.1)       0.0        0.0        0.0
Curtailment gain......................................        0.7        0.0        0.0        0.0       (0.8)       0.0
                                                        ---------  ---------  ---------  ---------  ---------  ---------
Net periodic benefit cost.............................  $    47.5  $    74.1  $    82.1  $    22.1  $    19.4  $    36.3
                                                        ---------  ---------  ---------  ---------  ---------  ---------
                                                        ---------  ---------  ---------  ---------  ---------  ---------

    The plans' funded status is shown below, along with a description of how the status changed during the past two years. Plan assets are held by trust funds devoted to servicing pension benefits and are not available to Honeywell until all covered benefits are satisfied after a plan is terminated. The assets held by the trust funds consist primarily of a diversified portfolio of fixed-income investments and equity securities. For defined benefit pension plans, the benefit obligation is the projected benefit obligation -- the actuarial present value as of a date of all benefits attributed by the pension benefit formula to employee service rendered prior to that date. For defined benefit postretirement

                        HONEYWELL INC. AND SUBSIDIARIES

                             (DOLLARS IN MILLIONS)

NOTE 21 -- PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS (CONTINUED) plans, the benefit obligation is the accumulated postretirement benefit obligation -- the actuarial present value of benefits attributed to employee service rendered to a particular date.

                                                                                                    OTHER
                                                                             PENSION            POSTRETIREMENT
                                                                            BENEFITS               BENEFITS
                                                                      ---------------------  --------------------
                                                                        1998        1997       1998       1997
                                                                      ---------  ----------  ---------  ---------
Change in benefit obligation
Benefit obligation, October 1 prior year............................  $ 4,177.4  $  4,010.2  $   246.2  $   287.4
Service cost........................................................       93.9        87.9        9.0        8.2
Interest cost.......................................................      298.7       294.9       18.4       18.3
Participant contributions...........................................        7.5         7.0        3.0        3.0
Plan amendments.....................................................       73.5         0.0        0.0        0.0
Actuarial loss (gain)...............................................      269.1       145.5       34.8      (49.1)
Acquisition.........................................................        0.0         5.0        0.0        0.0
Divestiture.........................................................                                         (0.5)
Foreign currency translation adjustment.............................        2.2         1.0        0.0        0.0
Benefits paid.......................................................     (275.8)     (374.1)     (21.3)     (21.0)
                                                                      ---------  ----------  ---------  ---------
Benefits obligation, September 30...................................  $ 4,646.5  $  4,177.4  $   290.1  $   246.3
                                                                      ---------  ----------  ---------  ---------
                                                                      ---------  ----------  ---------  ---------
Change in plan assets
Fair value of plan assets, October 1 prior year.....................  $ 4,643.6  $  3,963.9  $     0.0  $     0.0
Actual return on plan assets........................................      163.1       848.9        0.0        0.0
Company contributions...............................................      136.8       192.9       18.3       18.0
Participant contributions...........................................        7.5         7.0        3.0        3.0
Acquisition.........................................................        0.0         5.0        0.0        0.0
Benefits paid.......................................................     (275.8)     (374.1)     (21.3)     (21.0)
                                                                      ---------  ----------  ---------  ---------
Fair value of plan assets, September 30.............................  $ 4,675.2  $  4,643.6  $     0.0  $     0.0
                                                                      ---------  ----------  ---------  ---------
                                                                      ---------  ----------  ---------  ---------
Funded status of plan...............................................  $    28.7  $    466.2  $  (290.1) $  (246.3)
Unrecognized actuarial loss.........................................      166.3      (302.3)     (48.4)     (82.4)
Unrecognized prior service cost.....................................      257.6       214.8        3.6        4.3
Unrecognized net transition obligation..............................      (14.6)      (28.9)       0.0        0.0
Fourth quarter contributions........................................        1.1        21.0        4.6        0.0
                                                                      ---------  ----------  ---------  ---------
Recognized amount...................................................  $   439.1  $    370.8  $  (330.3) $  (324.4)
                                                                      ---------  ----------  ---------  ---------
                                                                      ---------  ----------  ---------  ---------

                        HONEYWELL INC. AND SUBSIDIARIES

                             (DOLLARS IN MILLIONS)

NOTE 21 -- PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS (CONTINUED)
    The amount recognized in the statement of financial position consists of the following:

                                                                                                       OTHER
                                                                                PENSION            POSTRETIREMENT
                                                                                BENEFITS              BENEFITS
                                                                          --------------------  --------------------
                                                                            1998       1997       1998       1997
                                                                          ---------  ---------  ---------  ---------
Prepaid benefit cost....................................................  $   497.1  $   415.9  $     0.0  $     0.0
Accrued benefit liability...............................................      (58.0)     (45.1)    (330.3)    (324.4)
Additional minimum liability............................................      (68.7)     (50.5)       N/A        N/A
Intangible asset........................................................       41.4       39.2        N/A        N/A
Accumulated other comprehensive income..................................       27.3       11.3        N/A        N/A
Recognized amount.......................................................  $   439.1  $   370.8  $  (330.3) $  (324.4)

    The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $294.7, $258.7 and $173.4, respectively, as of December 31, 1998 and $204.3, $182.6 and $118.4, respectively, as of December 31, 1997.

                                                                          PENSION                           OTHER
                                                                          BENEFIT                      POSTRETIREMENT
                                                                           PLANS                          BENEFITS
                                                              -------------------------------  -------------------------------
                                                                1998       1997       1996       1998       1997       1996
                                                              ---------  ---------  ---------  ---------  ---------  ---------
Weighted Average Assumptions as of September 30:
Discount rate...............................................       6.75%      7.50%      7.75%      6.75%      7.50%      7.50%
Expected return on plan assets..............................       9.50%      9.50%      9.50%       N/A        N/A        N/A
Rate of compensation increase...............................       4.00%      4.40%      4.65%       N/A        N/A        N/A

    The Company has assumed a health-care cost trend rate of 5 percent for 1999 and beyond. The health-care trend rate assumption has a significant effect on the amounts reported. A 1 percentage point change in the health-care trend rate would have the following effects on 1998 service and interest cost and the accumulated postretirement benefit obligation at December 31, 1998:

                                                                              1 PERCENTAGE POINT
                                                                           ------------------------
                                                                            INCREASE     DECREASE
                                                                           -----------  -----------
Effect on service and interest components on net periodic cost...........        14.3%       (10.9)%
Effect on accumulated postretirement benefit obligation..................         9.8%        (7.4)%

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    No report on Form 8-K reporting a change in Honeywell's certifying independent accountants has been filed within the 24 months prior to the date of the most recent financial statements.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Pages 9 through 14 of the Honeywell Notice of 1999 Annual Meeting and Proxy Statement are incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

    Pages 18 through 27 of the Honeywell Notice of 1999 Annual Meeting and Proxy Statement are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Pages 16 through 17 of the Honeywell Notice of 1999 Annual Meeting and Proxy Statement are incorporated herein by reference.

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

                                                                                         PAGE
                                                                                       ---------
Honeywell Inc. and Subsidiaries:
  Independent Auditors' Report.......................................................         33
  Income Statement...................................................................         34
  Statement of Financial Position....................................................         35
  Statement of Cash Flows............................................................         36
  Statement of Shareowners' Equity...................................................         37
  Notes to Financial Statements......................................................         38

2.  FINANCIAL STATEMENT SCHEDULES

    The schedules required to be filed as part of this Annual Report on Form 10-K are listed below with their location in this report.

                                                        PAGE
                                                        ----
   Honeywell Inc. and Subsidiaries:
     Independent Auditors' Report....................     28
     Schedules for the Years Ended December 31, 1998,
       1997 and 1996:
           II  --  Valuation Reserves................     72

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

 (4)(ii)(b)  Indenture, dated as of July 15, 1996, between Honeywell Inc., as Guarantor,
             Honeywell Canada Limited, Honeywell N.V. and The Chase Manhattan Bank
             (National Association), as Trustee for Honeywell Inc., Honeywell Canada
             Limited, Honeywell N.V. is incorporated by reference to Exhibit 4.2 to
             Honeywell's Current Report on Form 8-K dated July 18, 1996.
(10)(i)(a)   Credit Agreement dated as of April 15, 1997 among Honeywell Inc., Morgan
             Guaranty Trust Company of New York, as Documentation Agent, Citicorp USA,
             Inc., Chase Securities Inc. and J.P. Morgan Securities Inc., as
             Co-Arrangers and The Chase Manhattan Bank, as Administrative Agent is
             incorporated by reference to Exhibit 99(ii) to Honeywell's Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 1997.
(10)(iii)(a) Honeywell Key Employee Severance Plan, as amended is incorporated by reference to Exhibit (10)(iii)(a) to Honeywell's Annual Report on Form 10-K
             for the fiscal year ended December 31, 1994.*
(10)(iii)(b) Honeywell Supplementary Executive Retirement Plan for Mid-Career Hires, as
             amended is incorporated by reference to Exhibit (10)(iii)(b) to Honeywell's
             Annual Report on Form 10-K for the fiscal year ended December 31, 1994.*
(10)(iii)(c) Honeywell-Norwest Rabbi Trust Agreement, as amended is incorporated by reference to Exhibit (10)(iii)(c) to Honeywell's Annual Report on Form 10-K
             for the fiscal year ended December 31, 1994.*
(10)(iii)(d) 1993 Honeywell Stock and Incentive Plan, is incorporated by reference to
             Exhibit (10)(iii)(d) to Honeywell's Annual Report on Form 10-K for the
             fiscal year ended December 31, 1994.*
(10)(iii)(e) 1988 Honeywell Stock and Incentive Plan, is incorporated by reference to
             Exhibit (10)(iii)(e) to Honeywell's Annual Report on Form 10-K for the
             fiscal year ended December 31, 1994.*
(10)(iii)(g) Honeywell Corporate Executive Compensation Plan, as amended is incorporated by reference to Exhibit (10)(iii)(g) to Honeywell's Annual Report on Form
             10-K for the fiscal year ended December 31, 1996.*
(10)(iii)(i) Honeywell Executive Life Insurance Agreement, is incorporated by reference to Exhibit 10(iii)(m) to Honeywell's Annual Report on Form 10-K for the
             fiscal year ended December 31, 1993.*
(10)(iii)(j) Form of Executive Termination Contract is incorporated by reference to
             Exhibit (10)(iii)(m) to Honeywell's Annual Report on Form 10-K for the
             fiscal year ended December 31, 1994.*
(10)(iii)(k) Honeywell Senior Management Performance Incentive Plan is incorporated by reference to Exhibit (10)(iii)(o) to Honeywell's Annual Report on Form 10-K
             for the fiscal year ended 1996.*
(10)(iii)(l) 1997 Honeywell Stock and Incentive Plan is incorporated by reference to
             Exhibit 10(iii)(o) to Honeywell's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.*

(99)(ii)     Honeywell Notice of 1999 Annual Meeting and Proxy Statement.**

Exhibits submitted herewith:
 (3)(ii)     By-laws of Honeywell Inc., as amended through January 19, 1999.
(10)(iii)(f) Honeywell Non-Employee Directors Fee and Stock Unit Plan, as amended through July 21, 1998.*
(10)(iii)(h) Honeywell Supplemental Defined Benefit Retirement Plan (1998 Restatement)
(12)         Computation of Ratios of Earnings to Fixed Charges.
(21)         Subsidiaries of Honeywell.
(23)         Consent of Independent Auditors.
(24)         Powers of Attorney.
(27)         Financial Data Schedule.
(99)(i)      Cautionary Statements for Purposes of the Safe Harbor Provisions of The
             Private Securities Litigation Reform Act of 1995.

    (B) REPORTS ON FORM 8-K

    On December 9, 1998, Honeywell filed a report on Form 8-K regarding recent developments in the litigation with Litton Systems, Inc. which is described in
Note 20 to the Financial Statements set forth in Item 8 above.

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

Dated: March 10, 1999

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                SIGNATURE                                               TITLE
------------------------------------------  -------------------------------------------------------------
MICHAEL R. BONSIGNORE                       Chairman of the Board and Chief Executive Officer, and
                                              Director

LAWRENCE W. STRANGHOENER                    Vice President and Chief Financial Officer

PHILIP M. PALAZZARI                         Vice President and Controller, and Principal Accounting
                                              Officer

ALBERT J. BACIOCCO, JR.                     Director

ELIZABETH E. BAILEY                         Director

GIANNANTONIO FERRARI                        Director

R. DONALD FULLERTON                         Director

JAMES J. HOWARD III                         Director

KATHERINE M. HUDSON                         Director

BRUCE E. KARATZ                             Director

JAIME CHICO PARDO                           Director

STEVEN G. ROTHMEIER                         Director

MICHAEL W. WRIGHT                           Director

By:    /s/ KATHLEEN M. GIBSON
      -------------------------
         Kathleen M. Gibson,
          ATTORNEY-IN-FACT
           March 10, 1999

                                                                     SCHEDULE II

                        HONEYWELL INC. AND SUBSIDIARIES

                               VALUATION RESERVES

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                             (DOLLARS IN MILLIONS)

                                                                  BALANCE AT    ADDITIONS    DEDUCTIONS    BALANCE
                                                                   BEGINNING   CHARGED TO       FROM      AT CLOSE
                                                                    OF YEAR      INCOME       RESERVES     OF YEAR
                                                                  -----------  -----------  ------------  ---------
Reserves deducted from assets to which they apply
 allowance for doubtful accounts:

RECEIVABLES -- CURRENT
Year ended December 31, 1998....................................   $    38.5   $  14.4 (1)  $   11.8 (2)  $    41.1
Year ended December 31, 1997....................................        33.5      14.1 (1)       9.1 (2)       38.5
Year ended December 31, 1996....................................        34.5      10.5 (1)      11.5 (2)       33.5

LONG-TERM RECEIVABLES
Year ended December 31, 1998....................................         2.7            .3           1.2        1.8
Year ended December 31, 1997....................................         0.7           2.0       --             2.7
Year ended December 31, 1996....................................         0.7       --            --             0.7

Reserves deducted from assets to which they apply valuation reserve:

LONG-TERM NOTES RECEIVABLE
Year ended December 31, 1998....................................         1.5      (0.2)(1)       --             1.3
Year ended December 31, 1997....................................         1.7      (0.2)(1)       --             1.5
Year ended December 31, 1996....................................         1.8      (0.1)(1)       --             1.7

Establishment and utilization of special charges were:..........

SPECIAL CHARGES
Year ended December 31, 1998....................................        72.4          53.7          59.3       66.8
Year ended December 31, 1997....................................      --              90.7          18.3       72.4
Year ended December 31, 1996....................................      --           --            --          --

------------------------

Notes:

(1) Represents amounts included in selling, general and administrative expense.

(2) Represents uncollectible accounts written off, less recoveries, translation adjustments, and reserves acquired.