Form 10-Q
period 1999-04-04
HONEYWELL INC
filed 1999-05-13
CIK 48305

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 4, 1999

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

                                    Yes X     No
                                       ---       ---
As of April 4, 1999, the number of shares outstanding of the registrant's common stock, $1.50 par value, was 126,102,295.

                          PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

                                INCOME STATEMENT
                         HONEYWELL INC. AND SUBSIDIARIES
                                   (UNAUDITED)

                                                                 FIRST QUARTER ENDED
                                                         ------------------------------------
(DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)           APRIL 4, 1999         APRIL 5, 1998
---------------------------------------------------------------------------------------------
SALES                                                        $1,986.1            $1,923.3


COSTS AND EXPENSES
     Cost of sales                                            1,366.0              1,326.8
     Research and development                                   116.9                113.5
     Selling, general and administrative                        318.1                314.7
     Interest - net                                              25.9                 24.2
     Equity loss                                                  1.7                  0.3
                                                          -----------          -----------
TOTAL COSTS AND EXPENSES                                      1,828.6              1,779.5
                                                          -----------          -----------
INCOME BEFORE INCOME TAXES                                      157.5                143.8

PROVISION FOR INCOME TAXES                                       52.1                 47.5
                                                          -----------          -----------
NET INCOME                                                   $  105.4            $    96.3


BASIC EARNINGS PER COMMON SHARE                              $   0.84            $    0.76
AVERAGE COMMON SHARES OUTSTANDING                         126,150,698          126,189,575


DILUTED EARNINGS PER COMMON SHARE                            $   0.83            $    0.75
AVERAGE COMMON AND DILUTIVE SHARES OUTSTANDING            127,485,101          127,961,579


See accompanying Notes to Financial Statements

                             STATEMENT OF CASH FLOWS
                         HONEYWELL INC. AND SUBSIDIARIES
                                   (UNAUDITED)

                                                                            THREE MONTHS ENDED
                                                                   ----------------------------------
(DOLLARS IN MILLIONS)                                              APRIL 4, 1999        April 5, 1998
                                                                   -------------        -------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                     $  105.4         $   96.3
     Adjustments to reconcile net income to net cash flows
       from operating activities:
         Depreciation                                                   67.2             62.6
         Amortization of intangibles                                    21.5             18.3
         Deferred income taxes                                          (5.7)            (0.8)
         Equity loss, net of dividends received                          1.7              0.3
         Gain on sale of assets                                          0.9              0.3
         Contributions to employee stock plans                          17.4             15.7
         Decrease in receivables                                        66.4            107.3
         Increase in inventories                                       (47.0)           (85.5)
         Decrease in accounts payable                                  (39.8)           (55.1)
         Increase in customer advances                                  18.4             59.1
         Decrease in accrued income taxes and interest                (127.8)           (73.5)
         Decrease in accrued liabilities                              (126.2)          (103.3)
         Other noncurrent items - net                                  (12.1)           (38.5)
                                                                      ------           ------
NET CASH FLOWS FROM OPERATING ACTIVITIES                               (59.7)             3.2
                                                                      ------           ------
CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from sale of assets                                        5.6              3.4
     Capital expenditures                                              (92.1)           (81.8)
     Investment in acquisitions, net of cash acquired                  (23.9)           (87.3)
     Decrease in short-term investments                                  4.4              0.6
     Other - net                                                         3.4             (1.8)

NET CASH FLOWS FROM INVESTING ACTIVITIES                              (102.6)          (166.9)
                                                                      ------           ------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net (decrease) increase in short-term debt                         (1.4)           182.1
     Proceeds from issuance of long-term debt                            1.0              -
     Repayment of long-term debt                                        (2.4)           (30.5)
     Purchase of treasury stock                                        (44.9)           (66.5)
     Proceeds from exercise of stock options                            14.9             26.5
     Dividends paid                                                    (35.1)           (34.9)
                                                                      ------           ------
NET CASH FLOWS FROM FINANCING ACTIVITIES                               (67.9)            76.7
                                                                      ------           ------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                 (2.0)            (0.3)
                                                                      ------           ------
DECREASE IN CASH AND CASH EQUIVALENTS                                 (232.2)           (87.3)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                         306.0            134.3
                                                                      ------           ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $   73.8         $   47.0
                                                                      ------           ------
                                                                      ------           ------

See accompanying Notes to Financial Statements

                         STATEMENT OF FINANCIAL POSITION
                         HONEYWELL INC. AND SUBSIDIARIES
                                   (UNAUDITED)

(DOLLARS IN MILLIONS)                                                       APRIL 4, 1999      DECEMBER 31, 1998
ASSETS                                                                      -------------      -----------------

CCURRENT ASSETS
     Cash and cash equivalents                                               $     73.8         $    306.0
     Short-term investments                                                         6.7                7.2
     Receivables (less allowance for doubtful accounts:
             1999, $39.5; 1998, $41.1)                                          1,780.5            1,906.7
     Inventories (less progress billing on uncompleted
         contracts: 1999, $38.0; 1998, $43.5)                                   1,134.1            1,116.0
     Deferred income taxes                                                        283.1              285.9
                                                                             ----------         ----------
TOTAL CURRENT ASSETS                                                            3,278.2            3,621.8

INVESTMENTS AND ADVANCES                                                          270.6              269.9
PROPERTY, PLANT AND EQUIPMENT
     Property, plant and equipment                                              3,346.5            3,355.8
     Less accumulated depreciation                                              2,082.2            2,097.4
                                                                             ----------         ----------
                                                                                1,264.3            1,258.4
OTHER ASSETS
     Long-term receivables (less allowance for doubtful accounts:
              1999, $0.7; 1998, $1.8)                                              32.7               34.0
     Goodwill                                                                     941.6              952.2
     Intangible assets                                                            338.5              343.0
     Deferred income taxes                                                         18.8               18.9
     Other                                                                        698.8              672.2
                                                                             ----------         ----------
TOTAL ASSETS                                                                 $  6,843.5         $  7,170.4
                                                                             ----------         ----------
                                                                             ----------         ----------
LIABILITIES AND SHAREOWNERS' EQUITY
CURRENT LIABILITIES
     Short-term debt                                                         $    175.3         $    178.9
     Accounts payable                                                             615.5              676.6
     Customer advances                                                            348.5              340.2
     Accrued income taxes                                                         195.4              334.4
     Deferred income taxes                                                         15.7               18.0
     Other accrued liabilities                                                    774.1              904.6
                                                                             ----------         ----------
TOTAL CURRENT LIABILITIES                                                       2,124.5            2,452.7

LONG-TERM DEBT                                                                  1,299.9            1,299.3
DEFERRED INCOME TAXES                                                              55.5               66.2
OTHER LIABILITIES                                                                 584.6              566.7
                                                                             ----------         ----------
TOTAL LIABILITIES                                                               4,064.5            4,384.9
                                                                             ----------         ----------
SHAREOWNERS' EQUITY
     Common stock - $1.50 par value
     Authorized - 250,000,000 shares
     Issued - 1999 - 187,529,516 shares                                           281.3
            - 1998 - 187,536,597 shares                                                              281.3
     Additional paid-in-capital                                                   720.3              697.6
     Retained earnings                                                          3,904.5            3,835.9
     Treasury stock  - 1999 - 61,427,221 shares                                (2,043.5)
                     -1998 - 61,206,715 shares                                 (2,005.5)
     Other comprehensive income                                                   (83.6)             (23.8)
                                                                             ----------         ----------
TOTAL SHAREOWNERS' EQUITY                                                       2,779.0            2,785.5
                                                                             ----------         ----------
TOTAL LIABILITIES AND SHAREOWNERS' EQUITY                                    $  6,843.5         $  7,170.4
                                                                             ----------         ----------
                                                                             ----------         ----------

See accompanying Notes to Financial Statements

                          NOTES TO FINANCIAL STATEMENTS
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

(1) The financial information and statements of companies owned 20 percent to 50 percent accounted for using the equity method are omitted pursuant to Rule 10-01 of Regulation S-X.

(2) Interest consists of the following:

                               First Quarter Ended
                          -----------------------------
                          April 4, 1999   April 5, 1998
                          -----------------------------
     Interest expense          $  28.9         $  26.4
     Interest income              (3.0)           (2.2)
                                  -----           -----
     Total                     $  25.9         $  24.2
                                  -----           -----
                                  -----           -----
     Interest paid             $  22.4         $  22.9

(3) Income tax provisions for interim periods are based on estimated effective annual income tax rates. Income tax expense varies from the normal U.S. statutory tax rate primarily because of state taxes and variations in the tax rates on foreign source income. While a portion of the annual tax provisions will be deferred income taxes, it is not practicable to determine the amount or composition of deferred income taxes for interim periods. Income taxes paid, net of refunds received, amounted to $192.1 and $125.3 for the first quarters of 1999 and 1998, respectively. Income taxes paid increased in the first quarter due to additional estimated income tax payments and a payment to settle a IRS tax audit.

(4) Dividends per share of common stock were $0.29 and $0.28 for the first quarters of 1999 and 1998, respectively.

(5)  Inventories consist of the following:

                                                          April 4,         December 31,
                                                           1999               1998
                                                         ---------        -------------
     Finished goods                                      $   364.2           $   373.2
     Inventories related to long-term contracts              198.1               186.1
     Work in process                                         233.4               224.9
     Raw materials and supplies                              338.4               331.8
                                                           -------             -------
     Total                                               $ 1,134.1           $ 1,116.0
                                                           -------             -------
                                                           -------             -------

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

     The liability issues were argued before the same three judge Federal Circuit panel on September 30, 1997. On April 7, 1998, the panel issued its decision:

        (i) affirming the trial court's ruling that Honeywell's hollow cathode and RF ion-beam processes do not literally infringe the asserted claims of Litton's `849 reissue patent ("Litton's patent");

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

        (vii) reversing the trial court's ruling that the asserted claims of Litton's patent were invalid due to obviousness and reinstating the jury's verdict on that issue; and

        (viii) reversing the trial court's determination that Litton had obtained its `849 reissue patent through inequitable conduct.

     Litton's request for a rehearing of the panel's decision by the full Federal Circuit court was denied and its appeal of the denial of an injunction was dismissed. The case was remanded to the trial court for further legal and perhaps factual review. A status conference was held on August 17, 1998 and the review was held in abeyance during a retrial of damages in the antitrust case in 1998. Honeywell has filed motions with the trial court to dispose of the remanded issues as matters of law, but the review procedures remain to be defined and scheduled by the trial court. If some of the remanded issues are not disposed of by legal motions, a jury trial of the remaining issues may be necessary.

     When preparing for the patent/tort damages retrial that was scheduled for May 1997, Litton had submitted a revised damage study to the trial court, seeking damages as high as $1.9 billion. Honeywell believes that its ion-beam processes do not infringe Litton's patent, and further, that Litton's damage study remains flawed and speculative for a number of reasons. Based on the U.S. Supreme Court's decision in the WARNER-JENKINSON VS. HILTON DAVIS case, which refined the law concerning patent infringement under the doctrine of equivalents, and the Federal Circuit panel's recent decision remanding certain issues in the patent/tort case to the trial court, Honeywell also believes that it is reasonably possible that the trial court will conclude that Honeywell did not infringe Litton's patent or interfere with its contractual relationships, and that no damages will ultimately be awarded to Litton. Although is not possible at this time to predict the outcome of the issues remanded to the trial court or any further appeals in this case, some potential does remain for adverse judgments which could be material to Honeywell's financial position or results of operations. Honeywell believes however, that any potential award of damages for an adverse judgment of infringement or interference should be based upon a reasonable royalty reflecting the value of the ion-beam coating process, and further that such an award would not be material to Honeywell's financial position or results of operations. As a result of the uncertainty regarding the outcome of this matter, no provision has been made in the financial statements with respect to this contingent liability.

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

     Honeywell believes that there was no factual or legal basis for the magnitude of the jury's award in the damages retrial and that, as was the case in the first trial, the jury's award should be overturned. Honeywell also believes there are serious questions concerning the identity and nature of the business arrangements and conduct which were found by the first antitrust jury in 1996 to be anti-competitive and damaging to Litton, and there are very strong grounds to overturn the verdict of liability as a matter of law. Honeywell has filed appropriate post-judgment motions with the trial court and Litton has filed motions seeking to add substantial attorney's fees and costs to the judgment. A hearing on the post-judgment motions has been scheduled by the trial court for May 20, 1999. Once the trial court has ruled on those motions, the parties will have the right to appeal the eventual judgment, as to both liability and damages, to the U.S. Court of Appeals for the Ninth Circuit. Execution of the trial court's judgment will be stayed pending resolution of Honeywell's post-judgment motions and the disposition of any appeals filed by the parties.

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

 (7) As of April 4, 1999, Honeywell had reserved 10,742,711 shares of common stock for the issuance of shares in connection with stock option and stock bonus plans.

 (8) In 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which is effective for fiscal years beginning after December 15, 1998. Honeywell has elected to adopt this SOP effective January 1, 1998. The accounting change has a positive impact on Income and is included in both 1998 and 1999's results for comparative purposes.

 (9) In 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities," which is effective for fiscal years beginning after December 15, 1998. This SOP requires that companies expense start-up costs and organizational costs as they are incurred. Honeywell has adopted this SOP effective January 1, 1999, and the impact on results of operations and financial position was immaterial.

(10) In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," which was adopted by Honeywell beginning January 1, 1998. SFAS No. 130 requires the reporting of comprehensive income and its components in the general purpose financial statements. This Statement also requires that an entity classify items of other comprehensive income by their nature in an annual financial statement. Honeywell's total comprehensive income for the quarter is as follows:

                                                          First Quarter Ended
                                                     ------------------------------
                                                     April 4, 1999     April 5,1998
                                                     -------------     ------------
     Net income                                        $  105.4         $  96.3
     Foreign currency translation adjustments             (59.8)          (19.9)
                                                       ---------        --------
     Total comprehensive income                        $   45.6         $  76.4
                                                       ---------        --------
                                                       ---------        --------

(11) In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" which is effective for fiscal years beginning after June 15, 1999. SFAS 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. Honeywell is currently reviewing the standard and its effect on the financial statements.

(12) The amounts set forth in this quarterly report are unaudited but, in the opinion of the registrant, include all adjustments necessary for a fair presentation of the results of operations for the three-month periods ended April 4, 1999 and April 5, 1998, respectively. Honeywell's accounting policies are further described in the notes to financial statements in its Annual Report on Form 10-K for the fiscal year ended December 31, 1998.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Net income in the first quarter of 1999 was $105.4 million, up nine percent from $96.3 million in the first quarter of 1998. Earnings per diluted share were $0.83 for the quarter, up eleven percent from $0.75 cents in first quarter of 1998.

Sales in the first quarter were $1.99 billion, up four percent, compared with $1.92 billion a year earlier. Operating profit for the first quarter of 1999 was $206.3 million, compared with $190.8 million in the first quarter of 1998. Total orders for the first quarter were up one percent over the first quarter of 1998.

FIRST QUARTER BUSINESS UNIT RESULTS

SPACE AND AVIATION CONTROL. Operating profit was $83.3 million, compared to $70.3 million a year earlier. Profits increased 19 percent, with margins improving from 12.8 percent to 14.3 percent. Space and Aviation Control's profit growth resulted from volume leverage, favorable product mix, primarily in the commercial businesses, and small one time asset sales.

Sales for Space and Aviation Control grew six percent to $581.0 million, compared with $547.4 million in the first quarter of 1998. Orders for the quarter were down ten percent from an unusually strong first quarter in 1998. The increase in sales resulted from growth in commercial and military avionics, partly offset by continued weakness in Space Systems.

During the quarter, Space and Aviation's commercial off the shelf Boeing 777 and 737-700s technology was selected to upgrade the U.S. Airforce's fleet of C5 air transport aircraft. Also in the quarter, Honeywell and the Federal Aviation Administration formed a Government Industry partnership to jointly develop the technology and operational standards for satellite-based precision navigation. The partnership, led by Honeywell, includes major airlines, airports, aircraft manufacturers, and other avionics suppliers, and demonstrates Honeywell's technology leadership in the estimated ten year $3 billion GPS-based landing system (GLS) market.

HOME AND BUILDING CONTROL. Operating profit for the business was $60.2 million compared with $56.8 million last year, resulting in a six percent increase. Home and Building Control products, solutions and services' operating profits were up significantly in the quarter as a result of improved booked margins, restructuring benefits, and Honeywell Quality Value Operational Excellence activities.

Sales for Home and Building Control were $805.7 million compared to $778.7 million in the first quarter of 1998. The four percent growth in Home and Building Control's sales was driven by solid growth in control products, building services and total security, offset by a decline in consumer products.

Home and Building Control orders increased nine percent, with double-digit growth in control products, building services and total security offset by flat performance in the remaining businesses. During the quarter, Home and Building Control was selected by the U.S. Department of Energy to participate in energy-saving projects at government facilities in the mid-Atlantic and northeast regions of the U.S. Honeywell has now been selected to participate in federal government and military energy management programs with a total revenue opportunity of over $1.3 billion.

INDUSTRIAL CONTROL. Operating profit for Industrial Control was $60.3 million compared with $60.4 million a year earlier. Through the first quarter, profits were up in sensing and control, but lower in industrial automation and control as reduced capital spending in the pulp and paper markets continued.

Industrial Control sales in the first quarter were $583.9 million, compared with $580.6 million last year. Industrial Control revenue increased one percent as a result of good performance in sensing and control, offset by flat performance in industrial automation and control. Industrial Control orders grew by four percent for the quarter, due to strong performance in industrial automation and control, as many key strategic orders were awarded to Honeywell. A portion of an order worth over $250.0 million with Chevron and strength in our services, Plantscape and Hi-Spec solutions, were the primary drivers of the growth. In addition, Hi-Spec further extended its capabilities into the pulp and paper market with a multi-million dollar sale of its OptiVISION-TM- Production Management Software to the Italian paper producer Cartiere Burgo SpA.

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

PRODUCT READINESS

Substantially all of Honeywell's current products have been tested internally to ascertain if they are year 2000 ready. Approximately 99 percent of these products are year 2000 ready and the remainder are now expected to be ready during the second quarter of 1999. In some areas of its businesses, Honeywell is conducting external integration tests of year 2000 ready products in existing customer systems to verify that they are compatible with such systems.

Certain older products that are still in use by Honeywell customers and subject to warranties or service contracts, may not be year 2000 ready. Honeywell is formally communicating with distributors and direct customers to make them aware of any potential problems that may result from the use of such products and encouraging them to modify or replace same, or providing warranty or contract service as appropriate. The process is complete except for some of the security products, and the expected completion of communication related to these products has been extended to the second quarter 1999. For older products which are not year 2000 ready, and were sold through distributors or are no longer under warranty or service contracts, various means are being employed to raise the awareness of any potential year 2000 problems, including advertising and contracting with external service providers to help identify current owners.

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

INTERNAL SYSTEMS READINESS

In 1993, prior to the commencement of the Honeywell year 2000 program, the company implemented a program to upgrade most of its key information technology
(IT) systems to common applications software packages, with completion scheduled prior to the year 2000. Recent revisions of these packages are marketed as year 2000 ready; however, Honeywell has decided it is necessary to validate that is true in our environment. While Honeywell expects its critical internal business systems to be year 2000 ready by third quarter 1999, integration testing of the software packages may extend beyond that date. Critical business systems of Honeywell Measurex Corporation, a company acquired in March 1997, are planned to be year 2000 ready by the end of the third quarter of 1999. The remainder of Honeywell's business systems which are considered to have a financial or operational impact on its businesses, are expected to be year 2000 ready by the end of 1999.

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

FINANCIAL CONDITION

Shareowners' equity decreased to $2,779 million from $2,786 million at the end of 1998. Shareowners' equity includes an increase of $69 million in retained earnings from current year earnings net of dividends, a $60 million decrease in the accumulated foreign currency translation balance, and a $38 million net decrease in stock balances driven by the repurchase of treasury shares.

Basic common shares outstanding decreased from 126.3 million at the end of 1998 to 126.1 million. Diluted shares outstanding decreased from 127.7 million at year end 1998 to 127.5 million at the end of March. During the first three months of 1999, 642,000 shares were repurchased at a cost of $45 million. The repurchased shares are intended to offset planned issuances under existing employee stock and incentive programs. Shares issued through stock option and stock bonus plans totaled 241,893 shares and yielded $14.9 million in proceeds.

Debt as a percentage of total capital at the end of the first quarter was 35 percent, unchanged from the end of 1998. However, total debt decreased $3 million from 1998 year end.

During 1998, Honeywell committed itself to a plan of action and recorded special charges of $53.7 million intended to reduce operating costs and improve margins. Expenditures of $13.1 million in the first quarter of 1999 included $10.9 million for work force reduction, $1.2 million for facilities consolidations and $1.0 million for other restructuring activities. Additionally in 1997, special charges of $90.7 million were recorded. Expenditures of $7.8 million in the first quarter of 1999 included $2.0 million for work force reduction, $5.7 million for facilities consolidations and $0.1 million for other restructuring activities. The remaining balance of restructuring reserves is $35.1 million for the 1998 charges and $9.0 million for the 1997 charges. Accrued costs remaining will be funded with cash flows from operating activities in 1999.

Net cash flow used by operating activities in the first quarter of 1999 was $59.7 million, primarily for the payment of income taxes and payments associated with employee bonus programs. Net cash flows used by investing activities exceeded net cash generated by $102.6 million, primarily due to capital expenditures. The primary investing activities of investments in capital and acquisitions were funded by cash and proceeds from the sale of assets.

At the end of the quarter, Honeywell had $1,325 million of committed revolving credit lines with 17 banks. There were no outstanding borrowings against these lines on April 4, 1999. In addition, certain foreign units had $338 million in credit lines available at the end of the first quarter. Honeywell believes its available cash, committed credit lines and access to the public debt markets through commercial paper and medium-term note programs provide adequate short-term and long-term liquidity.

As of April 4, 1999, Honeywell's credit ratings for long-term and short-term debt, respectively, were A/A-1 by Standard and Poor's Corporation, A/D-1 by Duff and Phelps Credit Rating Co. and A2/P-1 by Moody's Investors Service, Inc.

Honeywell has entered into various foreign currency exchange contracts and interest rate swaps to manage its net exposure to changes in currency and interest rate fluctuation. As of April 4, 1999, the notional amount of outstanding foreign exchange contracts was approximately $.8 billion. The amount of hedging gains and losses deferred was not material at April 4, 1999. The notional amount of outstanding interest rate swaps was $1.0 billion at April 4, 1999.

                           PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

     As previously reported in Item 3. "Legal Proceedings" of Part I of Honeywell's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, Honeywell is a defendant in a lawsuit filed by Litton Systems, Inc. alleging patent infringement relating to the process used by Honeywell to coat mirrors incorporated in its ring laser gyroscopes; attempted monopolization by Honeywell of certain alleged markets for products containing ring laser gyroscopes; and intentional interference by Honeywell with Litton's prospective advantage in European markets and with its contractual relationships with Ojai Research, Inc., a California corporation.

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


                                       HONEYWELL INC.


Date:    May 12, 1999                  By:  /s/ E. D. Grayson
                                          --------------------------------------
                                           E. D. Grayson
                                           Vice President and General Counsel


Date:    May 12, 1999                  By:  /s/ P.M. Palazzari
                                          --------------------------------------
                                           P. M. Palazzari
                                           Vice President and Controller
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