Form 10-Q
period 1999-07-04
HONEYWELL INC
filed 1999-08-17
CIK 48305

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 4, 1999

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

As of July 4, 1999, the number of shares outstanding of the registrant's common stock, $1.50 par value, was 127,473,269.

                          PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

                                INCOME STATEMENT
                         HONEYWELL INC. AND SUBSIDIARIES
                                   (UNAUDITED)


                                                                               SECOND QUARTER ENDED
                                                                         ----------------------------------
(DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)                           JULY 4, 1999          July 5, 1998
                                                                         ------------          ------------
-----------------------------------------------------------------------------------------------------------
SALES                                                                         $2,139.6           $2,035.2


COSTS AND EXPENSES
  Cost of sales                                                                1,467.2            1,383.0
  Research and development                                                       112.9              118.4
  Selling, general and administrative                                            327.3              325.8
  Interest - net                                                                  27.3               26.0
  Equity income                                                                   (4.6)              (5.8)
                                                                             ---------         ----------

TOTAL COSTS AND EXPENSES                                                       1,930.1            1,847.4
                                                                             ---------         ----------

INCOME BEFORE INCOME TAXES                                                       209.5              187.8

PROVISION FOR INCOME TAXES                                                        69.2               62.0
                                                                             ---------         ----------

NET INCOME                                                                   $   140.3         $    125.8
                                                                             ---------         ----------
                                                                             ---------         ----------
BASIC EARNINGS PER COMMON SHARE                                              $    1.11         $     1.00
                                                                             ---------         ----------
                                                                             ---------         ----------
AVERAGE COMMON SHARES OUTSTANDING                                          126,715,587        126,112,084

DILUTED EARNINGS PER COMMON SHARE                                            $    1.09          $    0.98
                                                                             ---------         ----------
                                                                             ---------         ----------
AVERAGE COMMON AND DILUTIVE SHARES OUTSTANDING                             128,986,872        128,093,164

See accompanying Notes to Financial Statements

                                INCOME STATEMENT
                         HONEYWELL INC. AND SUBSIDIARIES
                                   (UNAUDITED)

                                                                                  SIX MONTHS ENDED
                                                                         ----------------------------------
(DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)                           JULY 4, 1999          July 5, 1998
                                                                         ------------          ------------
-----------------------------------------------------------------------------------------------------------
SALES                                                                         $4,125.7           $3,958.5


COSTS AND EXPENSES
     Cost of sales                                                             2,833.2            2,709.8
     Research and development                                                    229.8              231.8
     Selling, general and administrative                                         645.4              640.6
     Interest - net                                                               53.3               50.2
     Equity income                                                                (3.0)              (5.5)
                                                                            ----------         ----------

TOTAL COSTS AND EXPENSES                                                       3,758.7            3,626.9
                                                                            ----------         ----------

INCOME BEFORE INCOME TAXES                                                       367.0              331.6

PROVISION FOR INCOME TAXES                                                       121.2              109.5
                                                                            ----------         ----------

NET INCOME                                                                  $    245.8         $    222.1
                                                                            ==========         ==========

BASIC EARNINGS PER COMMON SHARE                                             $     1.94         $     1.76
                                                                            ==========         ==========
AVERAGE COMMON SHARES OUTSTANDING                                          126,480,406        126,152,209

DILUTED EARNINGS PER COMMON SHARE                                           $     1.92         $     1.73
                                                                            ==========         ==========
AVERAGE COMMON AND DILUTIVE SHARES OUTSTANDING                             128,342,264        128,065,830


See accompanying Notes to Financial Statements

                             STATEMENT OF CASH FLOWS
                         HONEYWELL INC. AND SUBSIDIARIES
                                   (UNAUDITED)


                                                                             SIX MONTHS ENDED
                                                                     ------------------------------
(DOLLARS IN MILLIONS)                                                 JULY 4, 1999     July 5, 1998
                                                                     --------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                      $        245.8  $        222.1
     Adjustments to reconcile net income to net cash flows
       from operating activities:
         Depreciation                                                         126.0           122.8
         Amortization of intangibles                                           43.5            37.7
         Deferred income taxes                                                 (4.0)           (0.1)
         Equity income, net of dividends received                              (2.0)           (4.7)
         Gain on sale of assets                                                (1.7)           (6.5)
         Contributions to employee stock plans                                 32.9            32.6
         Decrease in receivables                                               95.2           114.8
         Increase in inventories                                              (45.8)         (134.6)
         Decrease in accounts payable                                         (46.8)          (72.6)
         Increase in customer advances                                         25.2            51.2
         Decrease in accrued income taxes and interest                        (98.7)          (50.7)
         Decrease in accrued liabilities                                     (106.6)          (91.9)
         Other noncurrent items - net                                          (8.4)          (70.4)
                                                                     --------------   -------------

NET CASH FLOWS FROM OPERATING ACTIVITIES                                      254.6           149.7
                                                                     --------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from sale of assets                                              11.6            56.3
     Proceeds from sale of discontinued business                               --              29.0
     Capital expenditures                                                    (182.4)         (162.9)
     Investment in acquisitions, net of cash acquired                        (107.8)         (131.8)
     Decrease (increase) in short-term investments                              4.6            (0.8)
     Other - net                                                              (12.5)           (5.3)
                                                                     --------------   -------------

NET CASH FLOWS FROM INVESTING ACTIVITIES                                     (286.5)         (215.5)
                                                                     --------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net decrease in short-term debt                                         (38.2)          (36.3)
     Proceeds from issuance of long-term debt                                   4.4           252.0
     Repayment of long-term debt                                              (43.6)          (67.2)
     Purchase of treasury stock                                               (51.8)         (118.6)
     Proceeds from exercise of stock options                                   80.0            38.0
     Dividends paid                                                           (73.8)          (70.9)
                                                                     --------------   -------------

NET CASH FLOWS FROM FINANCING ACTIVITIES                                     (123.0)           (3.0)
                                                                     --------------   -------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                        (3.2)           (2.4)
                                                                     --------------   -------------

DECREASE IN CASH AND CASH EQUIVALENTS                                        (158.1)          (71.2)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                306.0           134.3
                                                                     --------------   -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $        147.9  $         63.1
                                                                     ===============   =============

See accompanying Notes to Financial Statements

                         STATEMENT OF FINANCIAL POSITION
                         HONEYWELL INC. AND SUBSIDIARIES
                                   (UNAUDITED)

(DOLLARS IN MILLIONS)                                                              JULY 4, 1999        December 31, 1998
                                                                                  --------------       ------------------
ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                                    $        147.9       $        306.0
     Short-term investments                                                                  7.6                  7.2
     Receivables (less allowance for doubtful accounts:
         1999, $40.3; 1998, $41.1)                                                       1,809.8              1,906.7
     Inventories (less progress billing on uncompleted
         contracts: 1999, $31.5; 1998, $43.5)                                            1,162.2              1,116.0
     Deferred income taxes                                                                 283.1                285.9
                                                                                    ------------         ------------
TOTAL CURRENT ASSETS                                                                     3,410.6              3,621.8

INVESTMENTS AND ADVANCES                                                                   279.3                269.9
PROPERTY, PLANT AND EQUIPMENT
     Property, plant and equipment                                                       3,383.9              3,355.8
     Less accumulated depreciation                                                       2,084.5              2,097.4
                                                                                    ------------         ------------
                                                                                         1,299.4              1,258.4
OTHER ASSETS
     Long-term receivables (less allowance for doubtful accounts:
         1999, $0.5; 1998, $1.8)                                                            27.0                 34.0
     Goodwill                                                                              981.1                952.2
     Intangible assets                                                                     329.0                343.0
     Deferred income taxes                                                                  19.2                 18.9
     Other                                                                                 725.8                672.2
                                                                                    ------------         ------------

TOTAL ASSETS                                                                      $      7,071.4       $      7,170.4
                                                                                    ============         ============

LIABILITIES AND SHAREOWNERS' EQUITY

CURRENT LIABILITIES
     Short-term debt                                                              $        209.0       $        178.9
     Accounts payable                                                                      622.0                676.6
     Customer advances                                                                     361.3                340.2
     Accrued income taxes                                                                  236.6                334.4
     Deferred income taxes                                                                  13.9                 18.0
     Other accrued liabilities                                                             799.6                904.6
                                                                                    ------------         ------------
TOTAL CURRENT LIABILITIES                                                                2,242.4              2,452.7

LONG-TERM DEBT                                                                           1,223.8              1,299.3
DEFERRED INCOME TAXES                                                                       51.4                 66.2
OTHER LIABILITIES                                                                          597.2                566.7
                                                                                    ------------         ------------

TOTAL LIABILITIES                                                                        4,114.8              4,384.9
                                                                                    ------------         ------------

SHAREOWNERS' EQUITY
     Common stock - $1.50 par value
     Authorized - 1999- 375,000,000 shares
                - 1998- 250,000,000 shares                                                 281.1
     Issued - 1999 - 187,407,152 shares                                                    281.3
            - 1998 - 187,536,597 shares
     Additional paid-in-capital                                                            775.8                697.6
     Retained earnings                                                                   4,008.0              3,835.9
     Treasury stock  - 1999 - 59,933,883 shares                                         (2,023.6)
                     - 1998 - 61,206,715 shares                                         (2,005.5)
     Other comprehensive income                                                            (84.7)               (23.8)
                                                                                    ------------         ------------
TOTAL SHAREOWNERS' EQUITY                                                                2,956.6              2,785.5
                                                                                    ------------         ------------



TOTAL LIABILITIES AND SHAREOWNERS' EQUITY                                         $      7,071.4       $      7,170.4
                                                                                    ============         ============

See accompanying Notes to Financial Statements

                          NOTES TO FINANCIAL STATEMENTS
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

(1) The financial information and statements of companies owned 20 percent to 50 percent accounted for using the equity method are omitted pursuant to Rule 10-01 of Regulation S-X.

(2)  Interest consists of the following:


                                    Second Quarter Ended                  Six Months Ended
                                 -------------------------                ----------------
                          July 4, 1999      July 5, 1998           July 4, 1999     July 5, 1998
                          ------------      ------------           -----------------------------
     Interest expense             $29.0            $29.8             $57.9              $56.2
     Interest income               (1.7)            (3.8)             (4.6)              (6.0)
                                   -----           ------             -----              -----
     Total                        $27.3            $26.0             $53.3              $50.2
                                  =====            =====             =====              =====

     Interest paid                $35.4            $30.0             $57.8              $52.9


(3) Income tax provisions for interim periods are based on estimated effective annual income tax rates. Income tax expense varies from the normal U.S. statutory tax rate primarily because of state taxes and variations in the tax rates on foreign source income. While a portion of the annual tax provisions will be deferred income taxes, it is not practicable to determine the amount or composition of deferred income taxes for interim periods. Income taxes paid, net of refunds received, amounted to $29.7 and $37.2 for the second quarters of 1999 and 1998, and $221.8 and $162.5 for the first six months of 1999 and 1998, respectively. Income taxes paid increased in 1999 due to additional estimated income tax payments during the first quarter.

(4) Dividends per share of common stock were $0.29 and $0.28 for the second quarters of 1999 and 1998 and $0.58 and $0.56 for the first six months of 1999 and 1998, respectively.

(5)  Inventories consist of the following:



                                                            July 4,            December 31,
                                                               1999                    1998
                                                          ----------           -------------
     Finished goods                                       $    395.2             $    373.2
     Inventories related to long-term contracts                217.3                  186.1
     Work in process                                           241.3                  224.9
     Raw materials and supplies                                308.3                  331.8
                                                              ------                 ------
     Total                                                $  1,162.1             $  1,116.0
                                                            =========              =========

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

         (vii) reversing the trial court's ruling that the asserted claims of Litton's patent were invalid due to obviousness and reinstating the jury's verdict on that issue; and

         (viii)reversing the trial court's determination that Litton had obtained its `849 reissue patent through inequitable conduct.

     Litton's request for a rehearing of the panel's decision by the full Federal Circuit court was denied and its appeal of the denial of an injunction was dismissed. The case was remanded to the trial court for further legal and perhaps factual review. The parties filed motions with the trial court to dispose of the remanded issues as matters of law, which were argued before the trial court on July 26, 1999. The court took the matters under advisement without indicating when a decision will be forthcoming. If some of the remanded issues are not disposed of by legal motions, a jury trial of the remaining issues may be necessary.

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

     Honeywell believes that there was no factual or legal basis for the magnitude of the jury's award in the damages retrial and that, as was the case in the first trial, the jury's award should be overturned. Honeywell also believes there are serious questions concerning the identity and nature of the business arrangements and conduct which were found by the first antitrust jury in 1996 to be anti-competitive and damaging to Litton, and there are very strong grounds to overturn the verdict of liability as a matter of law. Honeywell has filed appropriate post-judgment motions with the trial court and Litton has filed motions seeking to add substantial attorney's fees and costs to the judgment. A hearing on the post-judgment was held before the trial court on May 20, 1999. The court took the matters under advisement without indicating when a decision will be forthcoming. Once the trial court has ruled on those motions, the parties will have the right to appeal the eventual judgment, as to both liability and damages, to the U.S. Court of Appeals for the Ninth Circuit. Execution of the trial court's judgment will be stayed pending resolution of Honeywell's post-judgment motions and the disposition of any appeals filed by the parties.

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

(7) As of July 4, 1999, Honeywell had reserved 10,857,849 shares of common stock for the issuance of shares in connection with stock option and stock bonus plans.

(8) In 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which is effective for fiscal years beginning after December 15, 1998. Honeywell elected to adopt this SOP effective January 1, 1998. The accounting change has a positive impact on Income and is included in both 1998 and 1999's results for comparative purposes.

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



                                                       Second Quarter Ended       Six Months Ended
                                                       --------------------       ----------------
                                                         1999         1998           1999     1998
                                                         ----         ----           ----     ----
         Net income                                    $ 140.3     $ 125.8          $245.8     $222.1
         Foreign currency translation adjustments         (1.1)       (4.3)          (60.9)     (24.2)
                                                         ------      ------          ------   --------
         Total comprehensive income                    $ 139.2     $ 121.5          $184.9     $197.9
                                                       =======     =======          ======     ======

(11) In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" which is effective for fiscal years beginning after June 15, 2000. SFAS 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. Honeywell is currently reviewing the standard and its effect on the financial statements.

(12) The amounts set forth in this quarterly report are unaudited but, in the opinion of the registrant, include all adjustments necessary for a fair presentation of the results of operations for the six month periods ended July 4, 1999 and July 5, 1998, respectively. Honeywell's accounting policies are further described in the notes to financial statements in its Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

(13) On June 4, 1999, AlliedSignal Inc. ("AlliedSignal") and Honeywell Inc. entered into an Agreement and Plan of Merger (the "Merger Agreement"), pursuant to which each outstanding share of Honeywell common stock ("Honeywell Common Stock") will be converted into the right to receive
      1.875 shares of common stock of AlliedSignal (the "AlliedSignal Common Stock"). When the merger is effective, Honeywell will become a wholly-owned subsidiary of AlliedSignal. At the end of the second quarter of 1999, based on approximately 127 million Honeywell shares outstanding and AlliedSignal's stock price, the transaction is valued at approximately $15 billion and is expected to be accounted for as a pooling of interests. The new company will have annual revenues of about $25 billion and will assume approximately $1.5 billion of Honeywell debt. The merger, which is subject to shareowner approval, regulatory reviews and other conditions, is expected to close in the fourth quarter of 1999. The Merger Agreement provides for payment of termination fees of up to $350 million under certain circumstances.

      In connection with the execution of the Merger Agreement, AlliedSignal and Honeywell entered into (i) a Stock Option Agreement pursuant to which AlliedSignal granted Honeywell an option (the "Honeywell Option") to purchase up to approximately 19.9% of the outstanding shares of AlliedSignal Common Stock (after giving effect to the Honeywell Option) exercisable in the circumstances specified therein, and (ii) a Stock Option Agreement pursuant to which Honeywell granted AlliedSignal an option (the "AlliedSignal Option") to purchase up to approximately 19.9% of the outstanding shares of Honeywell Common Stock (after giving effect to the AlliedSignal Option) exercisable in the circumstances specified therein.

      For further information regarding the merger, see the Joint Proxy Statement-Prospectus dated July 23, 1999, of Allied Signal Inc. and Honeywell Inc. as filed with the Securities and Exchange Commission on July 29, 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Net income in the second quarter of 1999 was $140.3 million, up 12 percent from $125.8 million in the second quarter of 1998. Earnings per diluted share were $1.09 for the quarter, up 11 percent from $0.98 cents in second quarter of 1998. In 1998, second quarter earnings per share included a one-time gain of $5.6, or $0.03 per diluted share, related to the sale of assets.

Sales in the second quarter were $2.14 billion, up 5 percent, compared with $2.04 billion a year earlier. Operating profit for the second quarter of 1999 was $252.0 million, compared with $234.0 million in the second quarter of 1998. Total orders for the second quarter were up 5 percent over the second quarter of 1998.

SECOND QUARTER BUSINESS UNIT RESULTS

SPACE AND AVIATION CONTROL. Operating profit was $88.9 million, compared to $78.7 million a year earlier. Profits increased 13 percent, with operating margins improving from 13.3 percent to 14.4 percent. Space and Aviation Control's profit growth resulted from a favorable shift in revenue mix toward business and regional jets and reduced research and development expenditures.

Sales for Space and Aviation Control grew 5 percent to $619.4 million, compared with $590.2 million in the second quarter of 1998. The increase in sales resulted from growth in Commercial Avionics, partly offset by continued weakness in Space Systems. Orders for the quarter were down 9 percent from an unusually strong second quarter in 1998.

During the quarter, Space and Aviation was awarded a key engineering and development contract to retrofit commercial off the shelf display technology for the C17 military transport aircraft. This order continues to strengthen our effort to expand commercial technology into upgrade contracts for military transport aircraft. Also in the quarter, at the Paris Air Show, Embraer announced that it had received firm option orders for regional aircraft worth $7 billion and that it would equip those jets with Honeywell Primus Epic avionics. Raytheon also announced orders for up to 100 Honeywell controlled Hawker Horizon business jets. The acquisition of MEMS, or micro-mechanical, gyroscope technology from Boeing was completed in April. This technology will aid us in the development of future inertial guidance products.

HOME AND BUILDING CONTROL. Operating profit for the business was $88.3 million compared with $69.1 million last year, a 28 percent increase. Home and Building Control products, solutions and services' operating profits were up significantly in the quarter as a result of improved booked margins, restructuring benefits, and Honeywell Quality Value Operational Excellence activities.

Sales for Home and Building Control were $855.3 million compared to $788.0 million in the second quarter of 1998. The 9 percent growth in Home and Building Control's sales was driven by solid growth in control products, consumer products, building services and total security, offset by a decline in solutions business.

Home and Building Control orders increased 14 percent, with double-digit growth in control products, consumer products, building services and total security, offset by flat performance in the remaining businesses. During the quarter, Home and Building Control announced the intent to acquire certain property and assets of C&K Systems business. C&K, a global distributor of residential and commercial security products with distribution in sixty one countries and a low cost manufacturing facility in China, has annual revenues of $100 million. C&K has developed state-of-the-art spread spectrum RF (radio-frequency) wireless communication technology which is a key element in developing low cost asset tracking capabilities. The acquisition is expected to close in September.

INDUSTRIAL CONTROL. Operating profit for Industrial Control was $72.5 million for the quarter compared with $84.5 million a year earlier. The decrease was primarily the result of an unfavorable mix of project revenues and price competition in weak end markets, including pulp and paper, and refining, where substantial industry consolidation has slowed capital spending. Additionally, there was a higher than normal mix of large-scale international projects which tend to carry lower margins than do projects from the more developed European and North American customer base. Recognizing this increasingly competitive environment, the Honeywell Measurex worldwide sales and operating organization will be merged into Industrial Control's existing global infrastructure. Honeywell anticipates recording charges for severance and facility consolidations in the third quarter. Substantially all of these costs are expected to be offset by one-time gains on pending sales of assets.

Industrial Control sales in the second quarter were $645.5 million, compared with $637.1 million last year. Industrial Control revenue increased 1 percent as a result of the revenues from acquisitions, offset by a decrease in industrial automation and control. Industrial Control orders increased 6 percent during the quarter compared to last year. While orders in both the sensing and control, and industrial automation and control businesses increased, growth in industrial automation and control was partially offset by a decline in Honeywell Measurex orders. Key strategic events include two new product offerings from the Hi-Spec Solutions advanced software business in industrial control and automation, Business.FLEX Goalsetter and MyPlant.com. Business.FLEX Goalsetter is a software application for advanced scheduling and real time supply chain automation in complex manufacturing environments. MyPlant.com is a web-based community of interests for process industry customers that will connect Honeywell customers and a broad range of non-Honeywell suppliers and consultants.

SIX MONTH SUMMARY

In the first six months of 1999 Honeywell's net income was $ 245.8 million, up 11 percent from $222.1 million a year earlier. Sales were $ 4.13 billion, compared with $3.96 billion last year. Earnings per diluted share were $1.92, up 11 percent from $1.73 in the first six months of 1998.

SPACE AND AVIATION CONTROL. Operating Profits generated by Space and Aviation Control increased 16 percent to $172.2 from $149.0 for the first six months of the prior year, driven by improvement in commercial aviation businesses. Orders were down 10 percent, and revenue grew to $1.20 billion, up 6 percent from $1.14 a year earlier.

HOME AND BUILDING CONTROL. Operating profits for the first six months of 1999 increased 18 percent to $148.5 million from $125.9 million a year earlier, as a result of increases in the control products and building services businesses. Sales were $1.66 billion compared to $1.57 billion last year. Year to date orders were up 11 percent, primarily in the products business, from a year earlier.

INDUSTRIAL CONTROL. Operating profits were $132.8 million, down 8 percent for the first six months of 1999 compared to $144.9 million a year earlier. The profit decrease was driven by the industrial automation and control business, offset by improvement in the sensing and control business. Year to date, orders were up 5 percent, and revenue was $1.23 billion, up slightly from $1.22 billion in the first half of 1998.

PROPOSED MERGER On June 4, 1999, Honeywell and AlliedSignal Inc. entered into a merger agreement. Under the terms of the merger agreement, each share of Honeywell common stock will be exchanged for 1.875 shares of AlliedSignal Inc. common stock. At the end of the second quarter of 1999, based on approximately 127 million Honeywell shares outstanding and AlliedSignal's stock price, the transaction is valued at approximately $15 billion and is expected to be accounted for as a pooling of interests. The new company will have annual revenues of about $25 billion and will assume approximately $1.5 billion of Honeywell debt. The merger agreement is subject to shareowner approval, regulatory reviews and other conditions, and is expected to close in the fourth quarter of 1999. The merger agreement provides for payment of termination fees of up to $350 million under certain circumstances.

Honeywell and AlliedSignal Inc. also have entered into option agreements pursuant to which, under certain circumstances, AlliedSignal Inc. may purchase approximately 19.9% of Honeywell's outstanding common stock for $109.453 per share and Honeywell may purchase approximately 19.9% of AlliedSignal Inc.'s outstanding common stock for $58.375 per share. Please refer to Note (13 ) to the Financial Statements set forth in Item 1 of Part I of this report as well as the Joint Proxy Statement-Prospectus dated July 23, 1999, of Allied Signal Inc. and Honeywell Inc. filed with the Securities and Exchange Commission on July 29, 1999, for further information regarding this matter.

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

PRODUCT READINESS

Substantially all of Honeywell's current products have been evaluated or tested internally to ascertain if they are year 2000 ready. Over 99 percent of these products are year 2000 ready and the remainder will be repaired prior to the end of the year. In some areas of its businesses, Honeywell is conducting external integration tests of year 2000 ready products in existing customer systems to verify that they are compatible with such systems.

Certain older products that are still in use by Honeywell customers and subject to warranties or service contracts, may not be year 2000 ready. Honeywell has formally communicated with distributors and direct customers to make them aware of any potential problems that may result from the use of such products and encouraging them to modify or replace same, or is providing warranty or contract service as appropriate. For older products which are not year 2000 ready, and were sold through distributors or are no longer under warranty or service contracts, various means are being employed to raise the awareness of any potential year 2000 problems, including advertising and contracting with external service providers to help identify current owners.

Honeywell has found a few new year 2000 issues with products previously identified as ready, however these issues have been resolved and none of them are considered to be materially significant. Where possible, customers have been notified directly of any issues and the information has been posted on Honeywell's web sites.

SUPPLIER READINESS

Honeywell has sent questionnaires to substantially all suppliers who furnish products or services to the company, to ascertain whether products or services supplied are year 2000 ready, as well as the effect the year 2000 issue may have on their ability to continue supplying same. Approximately 3000 suppliers have been identified by the company as critical to its business and the various business units are investigating a greater number to verify that critical supplier products or services will be year 2000 ready. Various methods are being used to validate supplier readiness, including symposiums, site visits and telephone interviews. The verification process is expected to be completed during the third quarter of 1999 and contingency plans will be implemented for critical suppliers identified to be at risk.

INTERNAL SYSTEMS READINESS

In 1993, prior to the commencement of the Honeywell year 2000 program, the company implemented a program to upgrade most of its key information technology
(IT) systems to common applications software packages, with completion scheduled prior to the year 2000. Recent revisions of these packages are marketed as year 2000 ready, however, Honeywell has decided it is necessary to validate that is true in our environment. While Honeywell expects its critical internal business systems to be year 2000 ready by third quarter 1999, integration testing of the software packages may extend beyond that date. The remainder of Honeywell's business systems which are considered to have a financial or operational impact on its businesses, are expected to be year 2000 ready by the end of 1999.

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

CUSTOMER READINESS

Honeywell has evaluated the year 2000 readiness of its most significant customers, based on volume of business, and is considering the effect, if any, that the year 2000 issue may have on their requirements for Honeywell's products and services. Honeywell does not foresee any significant problems in this area, though no assurance can be given that all information from customers regarding their readiness and plans is accurate.

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

Honeywell expects that all of its internal applications systems that are considered to have a financial or operational impact on its businesses, will be year 2000 ready by the end of 1999. However, if strategy to replace order management systems in some European countries is not completely executed prior to the year 2000, there may be difficulty in processing customer orders in such countries. Contingency plans have been developed to mitigate such risks and will be implemented if necessary.

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

FINANCIAL CONDITION

Shareowners' equity increased to $2,957 million from $2,786 million at the end of 1998. Shareowners' equity includes an increase of $172 million in retained earnings from current year earnings net of dividends, a $61 million decrease in the accumulated foreign currency translation balance, a $78 million increase in additional paid in capital, and a $18 million net decrease in treasury stock, driven by the repurchase of treasury shares.

Basic common shares outstanding increased from 126.3 million at the end of 1998 to 127.5 million, primarily as a result of the decrease in the number of shares repurchased under the company's share repurchase program, since the announcement of the intended merger between Honeywell and AlliedSignal. During the first six months of 1999, 715,000 shares were repurchased at a cost of $52 million. Diluted shares outstanding increased from 127.7 million at year-end 1998 to
130.6 million at the end of June. The repurchased shares are intended to offset planned issuances under existing employee stock and incentive programs. Shares issued through stock option and stock bonus plans totaled 1,576,118, up significantly from 1998, as a number of options are being converted to common stock as a result of a higher stock price. Proceeds from stock options yielded $80 million.

Debt as a percentage of total capital at the end of the second quarter was 33 percent, down two percent from the end of 1998. The primary driver of the change was an increase in additional paid in capital and retained earnings.

During 1998, Honeywell committed itself to a plan of action and recorded special charges of $53.7 million intended to reduce operating costs and improve margins. Expenditures of $17.3 million in the second quarter of 1999 included $13.1 million for work force reduction, $0.1 million for facilities consolidations and $4.1 million for other restructuring activities. For the first six months, expenditures totaled $30.4, consisting of $24.0 million for work force reduction, $ 1.3 for facility consolidations and $5.1 million for other restructuring activities. Additionally in 1997, special charges of $90.7 million were recorded. Expenditures of $3.1 million in the second quarter of 1999 included $1.7 million for work force reduction, $0.3 million for facilities consolidations and $1.1 million for other restructuring activities. For the first six months, expenditures totaled $10.9, consisting of $3.7 million for work force reduction, $ 6.0 for facility consolidations and $1.2 million for other restructuring activities. The remaining balance of restructuring reserves is $19.8 million for the 1998 charges and $5.9 million for the 1997 charges. Accrued costs remaining will be funded with cash flows from operating activities in 1999.

Net cash flow generated by operating activities for the first six months was $254.6 million. Net cash flows used by investing activities exceeded net cash generated by $31.9 million, primarily due to capital expenditures and investments in acquisitions. The primary investing activities of investments in capital and acquisitions were funded by cash generated from operations and proceeds from the sale of assets.

At the end of the quarter, Honeywell had $1,325 million of committed revolving credit lines with 17 banks. There were no outstanding borrowings against these lines on July 4, 1999. In addition, certain foreign units had $277 million in credit lines available at the end of the second quarter. Honeywell believes its available cash, committed credit lines and access to the public debt markets through commercial paper and medium-term note programs provide adequate short-term and long-term liquidity.

As of July 4, 1999, Honeywell's credit ratings for long-term and short-term debt, respectively, were A/A-1 by Standard and Poor's Corporation, A/D-1 by Duff and Phelps Credit Rating Co. and A2/P-1 by Moody's Investors Service, Inc.

Honeywell has entered into various foreign currency exchange contracts and interest rate swaps to manage its net exposure to changes in currency and interest rate fluctuation. As of July 4, 1999, the notional amount of outstanding foreign exchange contracts was approximately $1.1 billion. The amount of hedging gains and losses deferred was not material at July 4, 1999. The notional amount of outstanding interest rate swaps was $1.25 billion at July 4, 1999.

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

Item 4.  Submission of Matters to a Vote of Security Holders

         At the Annual Meeting of Shareowners of Honeywell Inc. in Minneapolis on April 20, 1999, three proposals were submitted to a vote of the shareowners.

         The first was a proposal to elect directors for the year commencing April 21, 1999. A majority of the shares represented by proxy or in person at the meeting were voted in favor of electing management's nominees for directors as follows:



                                               For             Withheld
                                               ---             --------
         Albert J. Baciocco, Jr.            106,193,359       1,697,040
         Elizabeth E. Bailey                106,220,486       1,651,913
         Gordon M. Bethune                  104,852,199       3,020,200
         Michael R. Bonsignore              106,129,540       1,742,859
         Jaime Chico Pardo                  104,836,616       3,035,783
         Giannantonio Ferrari               106,175,218       1,679,181
         R. Donald Fullerton                106,280,206       1,592,193
         James J. Howard                    106,267,842       1,604,557
         Katherine M. Hudson                106,255,774       1,616,625
         Bruce E. Karatz                    106,283,941       1,588,458
         A. Barry Rand                      106,254,132       1,618,267
         Steven G. Rothmeier                106,211,434       1,660,965
         Michael W. Wright                  106,225,923       1,646,476

         The second was a proposal to ratify the selection of Deloitte & Touche LLP as the auditors of the company. 106,614,521 shares voted in favor of the proposal, 530,375 shares voted against the proposal and 727,503 shares abstained from voting.

         The third was a proposal to approve the amendment to Honeywell's Restated Certificate of Incorporation, to increase the authorized common shares. 101,115,876 shares voted in favor of the proposal, 5,960,311 shares voted against the proposal and 796,212 shares abstained from voting.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits:

                  (12)  Computation of Ratio of Earnings to Fixed Charges.

                  (27)  Financial Data Schedule.

                  (99)(i) Cautionary Statements For Purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995.

         (b)      Reports on Form 8-K:

                  On June 7, 1999, Honeywell filed a report on Form 8-K regarding an Agreement and Plan of Merger entered into on June 4, 1999, with AlliedSignal Inc. As a result of the merger, which is subject to shareowner approval, regulatory reviews and other conditions, Honeywell Inc. will become a wholly-owned subsidiary of AlliedSignal Inc.

                  On June 16, 1999, Honeywell filed a report on Form 8-K regarding an employment agreement which will be entered into between Michael R. Bonsignore and AlliedSignal Inc. pursuant to Section 6.7 of the Agreement and Plan of Merger entered into by AlliedSignal Inc., Honeywell Inc. dated June 4, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    HONEYWELL INC.

Date:    August 17, 1999            By:  /s/ E. D. Grayson
                ---                      --------------------------------------
                                        E. D. Grayson
                                        Vice President and General Counsel



Date:    August 17, 1999            By:  /s/ P.M. Palazzari
                ---                      --------------------------------------
                                        P. M. Palazzari
                                        Vice President and Controller
                                        (Chief Accounting Officer)

                                INDEX TO EXHIBITS



Exhibit No.                                                             Page No.
-----------                                                             --------
12            Computation of Ratio of Earnings to Fixed Charges               i

27            Financial Data Schedule                                        ii

99(i)         Cautionary Statements For Purposes of the Safe Harbor
              Provisions of the Private Securities Litigation Reform
              Act of 1995                                                   iii