Form 10-Q
period 1999-10-03
HONEYWELL INC
filed 1999-10-28
CIK 48305

QuickLinks

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 3, 1999
OR
/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: NOT APPLICABLE

Commission File No. 1-971

HONEYWELL INC.
(Exact name of registrant as specified in its charter)

Delaware	41-0415010
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)
Honeywell Plaza, Minneapolis, Minnesota	55408
(Address of principal executive offices)	(Zip Code)

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

Yes /x/    No / /

As of October 3, 1999, the number of shares outstanding of the registrant's common stock, $1.50 par value, was 128,156,774.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

INCOME STATEMENT

Honeywell Inc. and Subsidiaries
(Unaudited)

	Third Quarter Ended
(Dollars in Millions Except Per Share Amounts)
	October 3, 1999	October 4, 1998
Sales	$2,198.4	$2,119.5
Costs and Expenses
Cost of sales	1,461.3	1,412.0
Research and development	119.5	119.9
Selling, general and administrative	326.6	344.8
Special Charges	17.6	—
Interest—net	23.9	25.1
Equity income	0.9	0.6

Total Costs and Expenses	1,949.8	1,902.4

Income before Income Taxes	248.6	217.1
Provision for Income Taxes	82.0	71.7

Net Income	$166.6	$145.4

Basic Earnings per Common Share	$1.30	$1.15

Average Common Shares Outstanding	127,817,853	125,975,532
Diluted Earnings per Common Share	$1.28	$1.14

Average Common and Dilutive Shares Outstanding	130,686,757	127,638,675

See accompanying Notes to Financial Statements

INCOME STATEMENT

Honeywell Inc. and Subsidiaries

(Unaudited)

	Nine Months Ended
(Dollars in Millions Except Per Share Amounts)
	October 3, 1999	October 4, 1998
Sales	$6,324.1	$6,077.9
Costs and Expenses
Cost of sales	4,294.5	4,121.7
Research and development	349.3	351.8
Selling, general and administrative	972.0	985.3
Special Charges	17.6	—
Interest—net	77.1	75.3
Equity income	(2.0)	(4.9)

Total Costs and Expenses	5,708.5	5,529.2

Income before Income Taxes	615.6	548.7
Provision for Income Taxes	203.2	181.2

Net Income	$412.4	$367.5

Basic Earnings per Common Share	$3.25	$2.91

Average Common Shares Outstanding	126,916,099	126,082,223
Diluted Earnings per Common Share	$3.20	$2.87

Average Common and Dilutive Shares Outstanding	129,058,404	127,876,564

See accompanying Notes to Financial Statements

STATEMENT OF CASH FLOWS

Honeywell Inc. and Subsidiaries

(Unaudited)

	Nine Months Ended
(Dollars in Millions)	October 3, 1999	October 4, 1998
Cash Flows from Operating Activities
Net income	$412.4	$367.5
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	191.8	184.4
Amortization of intangibles	66.1	57.8
Deferred income taxes	(0.8)	(12.5)
Equity income, net of dividends received	(1.1)	(4.0)
Gain on sale of assets	(15.8)	(5.7)
Gain on sale of discontinued business	(12.8)	—
Contributions to employee stock plans	33.9	45.2
Decrease in receivables	73.7	21.6
Increase in inventories	(19.9)	(138.4)
Decrease in accounts payable	(39.3)	(28.1)
Increase in customer advances	17.5	48.0
Decrease in accrued income taxes and interest	(45.8)	(21.0)
Decrease in accrued liabilities	(162.3)	(83.3)
Other noncurrent items—net	(33.1)	(124.5)

Net Cash Flows from Operating Activities	464.5	307.0

Cash Flows from Investing Activities
Proceeds from sale of assets	36.1	56.8
Proceeds from sale of discontinued business	5.0	29.0
Capital expenditures	(275.6)	(250.0)
Investment in acquisitions, net of cash acquired	(185.8)	(181.2)
Decrease in short-term investments	4.2	0.4
Other—net	(2.5)	0.1

Net Cash Flows from Investing Activities	(418.6)	(344.9)

Cash Flows from Financing Activities
Net (decrease) increase in short-term debt	(42.9)	2.4
Proceeds from issuance of long-term debt	7.5	252.0
Repayment of long-term debt	(148.6)	(68.9)
Purchase of treasury stock	(51.9)	(156.5)
Proceeds from exercise of stock options	142.9	47.7
Dividends paid	(111.0)	(105.3)

Net Cash Flows from Financing Activities	(204.0)	(28.6)

Effect of Exchange Rate Changes on Cash	(4.4)	(1.6)

Decrease in Cash and Cash Equivalents	(162.5)	(68.1)
Cash and Cash Equivalents at Beginning of Year	306.0	134.3

Cash and Cash Equivalents at End of Period	$143.5	$66.2

See accompanying Notes to Financial Statements

STATEMENT OF FINANCIAL POSITION

Honeywell Inc. and Subsidiaries

(Unaudited)

(Dollars in Millions)	October 3, 1999	December 31, 1998
ASSETS
Current Assets
Cash and cash equivalents	$143.5	$306.0
Short-term investments	8.4	7.2
Receivables (less allowance for doubtful accounts: 1999, $42.7; 1998, $41.1)	1,859.9	1,906.7
Inventories (less progress billing on uncompleted contracts: 1999, $21.9; 1998, $43.5)	1,155.3	1,116.0
Deferred income taxes	283.8	285.9

Total Current Assets	3,450.9	3,621.8
Investments and Advances	293.2	269.9
Property, Plant and Equipment
Property, plant and equipment	3,487.6	3,355.8
Less accumulated depreciation	2,154.9	2,097.4

	1,332.7	1,258.4
Other Assets
Long-term receivables (less allowance for doubtful accounts: 1999, $0.5; 1998, $1.8)	29.7	34.0
Goodwill	1,028.6	952.2
Intangible assets	318.4	343.0
Deferred income taxes	18.5	18.9
Other	786.9	672.2

Total Assets	$7,258.9	$7,170.4

LIABILITIES AND SHAREOWNERS' EQUITY
Current Liabilities
Short-term debt	$135.0	$178.9
Accounts payable	639.5	676.6
Customer advances	355.7	340.2
Accrued income taxes	283.6	334.4
Deferred income taxes	14.2	18.0
Other accrued liabilities	804.5	904.6

Total Current Liabilities	2,232.5	2,452.7
Long-Term Debt	1,193.1	1,299.3
Deferred Income Taxes	56.0	66.2
Other Liabilities	613.3	566.7

Total Liabilities	4,094.9	4,384.9

Shareowners' Equity
Common stock—$1.50 par value
Authorized—1999—375,000,000 shares
—1998—250,000,000 shares	280.9
Issued—1999—187,272,378 shares		281.3
—1998—187,536,597 shares
Additional paid-in-capital	815.8	697.6
Retained earnings	4,137.4	3,835.9
Treasury stock—1999—59,115,604 shares	(2,027.3)
—1998—61,206,715 shares		(2,005.5)
Other comprehensive income	(42.8)	(23.8)

Total Shareowners' Equity	3,164.0	2,785.5

Total Liabilities and Shareowners' Equity	$7,258.9	$7,170.4

See accompanying Notes to Financial Statements

NOTES TO FINANCIAL STATEMENTS

(Dollars in Millions Except Per Share Amounts)
(Unaudited)

(1)
The financial information and statements of companies owned 20 percent to 50 percent accounted for using the equity method are omitted pursuant to Rule 10-01 of Regulation S-X.

(2)
Interest consists of the following:

	Third Quarter Ended		Nine Months Ended
	October 3, 1999	October 4, 1998	October 3, 1999	October 4, 1998
Interest expense	$26.7	$27.5	$84.6	$83.7
Interest income	(2.8)	(2.4)	(7.5)	(8.4)

Total	$23.9	$25.1	$77.1	$75.3

Interest paid	$22.5	$20.1	$80.3	$73.0
(3)
Income tax provisions for interim periods are based on estimated effective annual income tax rates. Income tax expense varies from the normal U.S. statutory tax rate primarily because of state taxes and variations in the tax rates on foreign source income. While a portion of the annual tax provisions will be deferred income taxes, it is not practicable to determine the amount or composition of deferred income taxes for interim periods. Income taxes paid, net of refunds received, amounted to $31.7 and $62.9 for the third quarters of 1999 and 1998, and $253.5 and $225.4 for the first nine months of 1999 and 1998, respectively. Income taxes paid increased in 1999 due to additional estimated income tax payments, primarily during the first quarter.

(4)
Dividends per share of common stock were $0.29 and $0.28 for the third quarters of 1999 and 1998 and $0.87 and $0.84 for the first nine months of 1999 and 1998, respectively.

(5)
Inventories consist of the following:

	October 3, 1999	December 31, 1998
Finished goods	$399.6	$373.2
Inventories related to long-term contracts	235.5	186.1
Work in process	225.5	224.9
Raw materials and supplies	294.7	331.8

Total	$1,155.3	$1,116.0

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

    (ii)
    vacating the trial court's ruling that Honeywell's RF ion-beam process does not infringe the asserted claims of Litton's patent under the doctrine of equivalents, but also vacating the jury's verdict on that issue and remanding that issue to the trial court for further proceedings in accordance with theWarner-Jenkinson decision;

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

  Litton's request for a rehearing of the panel's decision by the full Federal Circuit court was denied and its appeal of the denial of an injunction was dismissed. The case was remanded to the trial court for further legal and perhaps factual review. The parties filed motions with the trial court to dispose of the remanded issues as matters of law, which were argued before the trial court on July 26, 1999. On September 23, 1999, the trial court issued dispositive rulings in the case, granting Honeywell's Motion for Judgment as a Matter of Law and Summary Judgment on the Patent claims on various grounds; granting Honeywell's Motion for Judgment as a Matter of Law on the State Law Claims on the grounds of insufficient evidence; and denying Litton's Motion for Partial Summary Judgment. Honeywell expects that Litton will appeal the trial court's rulings.

  When preparing for the patent/tort damages retrial that was scheduled for May 1997, Litton had submitted a revised damage study to the trial court, seeking damages as high as $1.9 billion. Honeywell believes that its ion-beam processes do not infringe Litton's patent, and further, that Litton's damage study remains flawed and speculative for a number of reasons. Honeywell expects that the trial court's latest rulings in the case will eventually be affirmed since they are consistent with the Federal Circuit's most recent opinions in this case and others which deal with alleged patent infringement under the doctrine of equivalence, and since, absent any patent infringement, Litton has not proven any tortious Honeywell behavior which interfered with its contracts or business prospects. Honeywell also believes that it is reasonably possible that no damages will ultimately be awarded to Litton.

  Although is not possible at this time to predict the outcome of any further appeals in this case, some potential does remain for adverse judgments which could be material to Honeywell's financial position or results of operations. Honeywell believes however, that any potential award of damages for an adverse judgment of infringement or interference should be based upon a reasonable royalty reflecting the value of the ion-beam coating process, and further that such an award would not be material to Honeywell's financial position or results of operations. As a result of the uncertainty regarding the outcome of this matter, no provision has been made in the financial statements with respect to this contingent liability.

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

  On January 27, 1999, the court vacated its prior mistrial ruling with respect to the attempt to monopolize claim and entered a treble damages judgment in the total amount of $750 million for actual and attempted monopolization. Honeywell filed appropriate post-judgment motions with the trial court and Litton filed motions seeking to add substantial attorney's fees and costs to the judgment. A hearing on the post-judgment motions was held before the trial court on May 20, 1999. On September 24, 1999, the trial court issued rulings denying Honeywell's Motion for Judgment as a Matter of Law and Motion for New Trial and Remittitur as they related to Litton Systems Inc., but granting Honeywell's Motion for Judgment as a Matter of Law as it relates to Litton Systems, Canada, Limited. The net effect of these rulings should be the eventual reduction of the existing judgment against Honeywell of $750 million to $660 million, plus reasonable attorney fees and costs, the amount of which is currently being contested by the parties. The parties have the right to appeal the eventual judgment, as to both liability and damages, to the U.S. Court of Appeals for the Ninth Circuit. Execution of the trial court's judgment will be stayed pending resolution of Honeywell's post-judgment motions and the disposition of any appeals filed by the parties.

  Honeywell expects to obtain substantial relief from the current adverse judgment in the antitrust case by an appeal to the Ninth Circuit, based upon sound substantive and procedural legal grounds. Honeywell believes that there was no factual or legal basis for the magnitude of the jury's award in the damages retrial and that, as was the case in the first trial, the jury's award should be overturned. Honeywell also believes there are serious questions concerning the identity and nature of the business arrangements and conduct which were found by the first antitrust jury in 1996 to be anti-competitive and damaging to Litton, and the verdict of liability should be overturned as a matter of law.

  Although is not possible at this time to predict the outcome of any eventual appeals in this case, some potential remains for adverse judgments which could be material to Honeywell's financial position or results of operations. As a result of the uncertainty regarding the outcome of this matter, no provision has been made in the financial statements with respect to this contingent liability. Honeywell also believes that it would be inappropriate for Litton to obtain recovery of the same damages, e.g. losses it suffered due to Honeywell's sales of ring laser gyroscope-based inertial systems to OEMs and airline customers, under multiple legal theories, claims, and cases, and that eventually any duplicative recovery would be eliminated from the antitrust and patent/tort cases.

  In the fall of 1996, Litton and Honeywell commenced a court ordered mediation of the patent, tort and antitrust claims. No claim was resolved or settled, and the mediation is currently in recess.

(7)
As of October 3, 1999, Honeywell had reserved 10,061,561 shares of common stock for the issuance of shares in connection with stock option and stock bonus plans.

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

	Third Quarter Ended		Nine Months Ended
	1999	1998	1999	1998
Net income	$166.6	$145.4	$412.4	$367.5
Foreign currency translation adjustments	41.9	28.2	(19.0)	(10.8)

Total comprehensive income	$208.5	$173.6	$393.4	$356.7

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

(12)
The amounts set forth in this quarterly report are unaudited but, in the opinion of the registrant, include all adjustments necessary for a fair presentation of the results of operations for the nine month periods ended October 3, 1999 and October 4, 1998, respectively. Honeywell's accounting policies are further described in the notes to financial statements in its Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

(13)	On June 4, 1999, AlliedSignal Inc. ("AlliedSignal") and Honeywell Inc. entered into an Agreement and Plan of Merger (the "Merger Agreement"), pursuant to which each outstanding share of Honeywell common stock ("Honeywell Common Stock") will be converted into the right to receive 1.875 shares of common stock of AlliedSignal (the "AlliedSignal Common Stock"). When the merger is effective, Honeywell will become a wholly-owned subsidiary of AlliedSignal. At the end of the third quarter of 1999, based on approximately 128 million Honeywell shares outstanding and AlliedSignal's stock price, the transaction is valued at approximately $14 billion and is expected to be accounted for as a pooling of interests. The new company will have annual revenues of about $25 billion and will assume approximately $1.5 billion of Honeywell debt. The merger, which was approved by Honeywell and AlliedSignal's shareowners on September 1, 1999, is subject to regulatory approvals. During the third quarter Honeywell reached an agreement in principal with the U.S. Department of Justice for clearance of the proposed transaction with AlliedSignal, subject to final entry of a consent decree. The companies continue to focus on obtaining clearance from the European Commission. The merger is expected to close in the fourth quarter of 1999. The Merger Agreement provides for payment of termination fees of up to $350 million under certain circumstances.

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

  For further information regarding the merger, see the Joint Proxy Statement-Prospectus dated July 23, 1999, of AlliedSignal Inc. and Honeywell Inc. as filed with the Securities and Exchange Commission on July 29, 1999.

(14)
The weighted average assumptions used in measuring the company's pension and postretirement benefit cost and obligations were changed as of March 31, 1999 as follows:

	Pension Benefit Plans		Other Postretirement
	03/31/99	9/30/98	3/31/99	9/30/98
Discount Rate	7.25%	6.75%	7.25%	6.75%
Expected return on plan assets	10.00%	9.50%	N/A	N/A
Rate of compensation increase	4.25%	4.00%	N/A	N/A

  The company has assumed a health care cost trend of 5.0% through March 31, 1999 and 5.25% thereafter.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net income in the third quarter of 1999 was $166.6 million, up 15 percent from $145.4 million in the third quarter of 1998. Earnings per diluted share were $1.28 for the quarter, up 12 percent from $1.14 cents in third quarter of 1998. During the quarter, one-time repositioning charges of $30.7 million were offset by one-time gains of $28.0 million. Included in the one-time gains was a gain on the sale of an asset that reduced general corporate expense by $11.2 million.

Sales in the third quarter were $2.20 billion, up 4 percent, compared with $2.12 billion a year earlier. Operating profit for the third quarter of 1999 was $285.1 million, compared with $275.0 million in the third quarter of 1998. Total orders for the third quarter were up 2 percent over the third quarter of 1998.

Third Quarter Business Unit Results

Space and Aviation Control.  Operating profit was $97.5 million, compared to $94.2 million a year earlier. Profits increased 4 percent, with operating margins improving from 15.5 percent to 15.7 percent. Space and Aviation Control's profit growth resulted from a favorable shift in revenue mix toward business and regional jets and reduced research and development expenditures.

Sales for Space and Aviation Control grew 2 percent to $619.4 million, compared with $609.4 million in the third quarter of 1998. The increase in sales resulted from growth in avionics deliveries for business and regional jets, partly offset by a slight decline in the large commercial jet markets. For the quarter, orders increased 3 percent, from strong performance in the Space Systems and Military businesses offset by a decline in Commercial Avionics. Commercial Avionics orders were down due to the expected cyclical downturn in aircraft deliveries, and also due to slower ordering from Boeing as a result of reductions in inventory driven by their new supply chain management programs.

During the quarter, Space and Aviation had a number of strategic contract wins. Space Systems recorded approximately $100 million government avionics contract and Military Avionics won a C-5 transport aircraft contract to retrofit display systems worth $37 million. The two major orders won this year for C-5 transport aircraft cockpit upgrades position Honeywell well for success in upcoming upgrade programs for the KC10, KC135, C130, E6 and C27J aircraft. In the aggregate, these upgrade programs involve over 1,100 aircraft. Including recent contract wins, Space & Aviation's business and regional aircraft business has won contracts that account for the avionics systems on 60-65% of the business and regional jets to be delivered in the next 5 years.

Home and Building Control.  Operating profit for the business was $119.3 million compared with $101.9 million last year, a 17 percent increase. Home and Building Control's products, and solutions and services operating profits were up significantly in the quarter as a result of cost control, improved efficiency, higher volumes and restructuring benefits. During the quarter, Home and Building Control recorded repositioning charges of $13.1 million, offset by gains of $11.5 million on the sale of a discontinued business.

Sales for Home and Building Control were $940.3 million compared to $895.7 million in the third quarter of 1998. The 5 percent growth in Home and Building Control's sales was driven by solid growth in control products, building services and security, offset by declines in consumer products and solutions businesses. Orders for the quarter increased 3 percent, with double-digit growth in building services and solid growth in control products, offset by declines in consumer products and solutions.

In mid-September, Honeywell closed the acquisition of C&K Systems. C&K, with annual revenues of approximately $100M, is a global player in residential and commercial security products with distribution in 61 countries and a low cost manufacturing facility in China. C&K has developed state-of-the-art spread spectrum RF (radio-frequency) wireless communication technology which is a key element in developing low cost asset tracking capabilities. The acquisition is expected to be immediately accretive to earnings and will contribute revenue for the full fourth quarter.

Throughout the quarter, Home & Building Products made key announcements regarding Home Vision, our strategy to expand the penetration of control technology in the home through the introduction of a complete line of internet enabled communicating control devices and aggressive leveraging of an e-business based marketing and distribution model. By the end of the third quarter, Honeywell successfully introduced the "Your Home Expert" Web site and the Honeywell Home Controller. "Your Home Expert" is a Web-based resource designed to make customized recommendations for improving a consumer's home environment, then put the consumer in contact with a qualified installer. The site is already attracting about 4,000 visitors per day, which is indicative of the interest consumers have to increase the comfort, security, and convenience of their homes. The company also introduced the Honeywell Home Controller—the first of a series of Web-based, communicating products designed to integrate control of and maximize performance of home devices. We will continuously expand this product line with the next wave of product announcements occurring in early 2000.

Industrial Control.  Operating profit for Industrial Control was $64.9 million for the quarter compared with $77.4 million a year earlier. Double-digit profit growth was posted for sensing and control, but offset by declines in industrial automation and control. The industrial profit decrease was primarily the result of an unfavorable mix of project revenues and price competition in weak end markets, including pulp and paper, and refining, where substantial industry consolidation has slowed capital spending. Recognizing this increasingly competitive environment, the Honeywell Measurex worldwide sales and operating organization will be merged into Industrial Control's existing global infrastructure. Industrial Control recorded repositioning charges of $17.6 million in the third quarter, offset by one-time gains of $5.3 million on the sale of a discontinued business. Most of these restructuring actions were completed in the third quarter, providing benefits in that quarter which will continue into the fourth quarter.

Industrial Control sales in the third quarter were $619.2 million, compared with $591.4 million last year. Industrial Control revenue increased 5 percent as a result of the revenues from our HiSpec advanced software solutions business, the PlantScape hybrid automation business, and TotalPlant Management Program project revenues and acquisitions. Industrial Control orders increased 2 percent during the quarter compared to last year. The increase was driven by double-digit growth in sensing and control, offset by a decline in industrial automation and control's businesses.

Throughout the quarter, Industrial Control continued to lead a shift in the industry toward greater levels of software and service intensity and less reliance on system hardware through growth in HiSpec and other services, the outsourcing of TotalPlant Solution System hardware manufacturing, and the use of commercially available hardware as in the PlantScape platform. Industrial Control is also successfully entering new markets with approximately one-half of PlantScape sales coming from new vertical markets and significant moves into e-business that are both lowering costs and expanding market opportunities. As process industry end-markets improve, we expect these changes to enhance Industrial Control's competitive position and financial performance.

Nine Month Summary

In the first nine months of 1999 Honeywell's net income was $412.4 million, up 12 percent from $367.5 million a year earlier. Sales were $ 6.32 billion, compared with $6.08 billion last year. Earnings per diluted share were $3.20, up 11 percent from $2.87 in the first nine months of 1998.

Space and Aviation Control.  Operating Profits generated by Space and Aviation Control increased 11 percent to $269.7 from $243.2 for the first nine months of the prior year, driven by a shift in favorable revenue mix towards business and regional jet markets and reduced research and development expenditures. Orders were down 5 percent, and revenue grew to $1.82 billion, up 4 percent from $1.75 billion a year earlier.

Home and Building Control.  Operating profits for the first nine months of 1999 increased 18 percent to $267.8 million from $227.8 million a year earlier, as a result of increases in the control products and building services businesses. Sales were $2.60 billion compared to $2.46 billion last year. Year to date orders were up 9 percent, primarily in the products business, from a year earlier.

Industrial Control.  Operating profits were $197.7 million, down 11 percent for the first nine months of 1999 compared to $222.3 million a year earlier. The profit decrease was driven by the industrial automation and control business, offset by substantial improvements in the sensing and control business. Year to date, orders were up 4 percent, and revenue was $1.85 billion, up slightly from $1.81 billion in the first nine months of 1998.

Proposed Merger

On June 4, 1999, Honeywell and AlliedSignal Inc. entered into a merger agreement. Under the terms of the merger agreement, each share of Honeywell common stock will be exchanged for 1.875 shares of AlliedSignal Inc. common stock. At the end of the third quarter of 1999, based on approximately 128 million Honeywell shares outstanding and AlliedSignal's stock price, the transaction is valued at approximately $14 billion and is expected to be accounted for as a pooling of interests. The new company will have annual revenues of about $25 billion and will assume approximately $1.5 billion of Honeywell debt. The merger, which was approved by Honeywell and AlliedSignal's shareowners on September 1, 1999, is subject to regulatory approvals. During the third quarter Honeywell reached an agreement in principal with the U.S. Department of Justice for clearance of the proposed transaction with AlliedSignal, subject to final entry of a consent decree. The companies continue to focus on obtaining clearance from the European Commission. The merger is expected to close in the fourth quarter of 1999. The merger agreement provides for payment of termination fees of up to $350 million under certain circumstances.

Honeywell and AlliedSignal Inc. also have entered into option agreements pursuant to which, under certain circumstances, AlliedSignal Inc. may purchase approximately 19.9% of Honeywell's outstanding common stock for $109.453 per share and Honeywell may purchase approximately 19.9% of AlliedSignal Inc.'s outstanding common stock for $58.375 per share. Please refer to Note (13) to the Financial Statements set forth in Item 1 of Part I of this report as well as the Joint Proxy Statement-Prospectus dated July 23, 1999, of Allied Signal Inc. and Honeywell Inc. filed with the Securities and Exchange Commission on July 29, 1999, for further information regarding this matter.

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

Supplier Readiness

Honeywell has sent questionnaires to substantially all suppliers who furnish products or services to the company, to ascertain whether products or services supplied are year 2000 ready, as well as the effect the year 2000 issue may have on their ability to continue supplying same. Approximately 3000 suppliers have been identified by the company as critical to its business and the various business units are investigating a greater number to verify that critical supplier products or services will be year 2000 ready. Various methods have been used to validate supplier readiness, including symposiums, site visits and telephone interviews. The verification process was completed during the third quarter of 1999 and contingency plans will be implemented for critical suppliers identified to be at risk, as appropriate.

Internal Systems Readiness

In 1993, prior to the commencement of the Honeywell year 2000 program, the company implemented a program to upgrade most of its key information technology (IT) systems to common applications software packages, with completion scheduled prior to the year 2000. Recent revisions of these packages are marketed as year 2000 ready, however, Honeywell has decided it is necessary to validate that is true in our environment. Honeywell has repaired and tested critical business systems and these have been shown to be Year 2000 ready. Integration testing of software packages has been ongoing and some activity in this area is likely through the end of the year. The remainder of Honeywell's business systems which are considered to have a financial or operational impact on its businesses, are expected to be year 2000 ready by the end of 1999.

The company has assessed the status of its critical non-IT systems and has made repairs or upgrades to these systems as necessary. Efforts will be completed by the end of 1999 for non-critical systems which are considered to have a financial or operational impact on its businesses. Honeywell does not expect the costs associated with the remediation of non-IT systems to be material, and such costs are included in the amounts forecasted for contingencies in 1999 as discussed below under the caption "Costs."

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

Honeywell expects that all of its internal applications systems that are considered to have a financial or operational impact on its businesses will be year 2000 ready by the end of 1999. The strategy to replace order management systems in some European countries was not completely executed, and contingency plans have been implemented to avoid problems in processing customer orders in countries where the new system was not implemented.

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

Financial Condition

Shareowners' equity increased to $3,164 million from $2,786 million at the end of 1998. Shareowners' equity includes an increase of $302 million in retained earnings from current year earnings net of dividends, a $19 million decrease in the accumulated foreign currency translation balance, a $117 million increase in additional paid in capital, and a $22 million net decrease in treasury stock, driven by the repurchase of treasury shares.

Basic common shares outstanding increased from 126.3 million at the end of 1998 to 128.2 million, primarily as a result of the decrease in the number of shares repurchased under the company's share repurchase program, since the announcement of the intended merger between Honeywell and AlliedSignal. During the first nine months of 1999, 715,000 shares were repurchased at a cost of $52 million. Diluted shares outstanding increased from 127.7 million at year-end 1998 to 130.7 million at the end of September. The repurchased shares are intended to offset planned issuances under existing employee stock and incentive programs. Shares issued through stock option and stock bonus plans totaled 2,259,623, up significantly from 1998, as a number of options are being converted to common stock as a result of a higher stock price. Proceeds from stock options yielded $143.1 million.

Debt as a percentage of total capital at the end of the third quarter was 30 percent, down five percent from the end of 1998. The primary driver of the change was an increase in additional paid in capital and retained earnings.

In the third quarter of 1999, Honeywell committed itself to a plan of action and recorded special charges of $17.6 million intended to reduce operating costs and improve margins in the Industrial Control business. Included in the third quarter of 1999 are expenditures of $1.7 million for work force reductions.

During 1998, Honeywell recorded special charges of $53.7 million intended to reduce operating costs and improve margins. Expenditures of $8.1 million in the third quarter of 1999 included $5.9 million for work force reduction, $0.2 million for facilities consolidations and $2.0 million for other restructuring activities. For the first nine months, expenditures totaled $38.5 million, consisting of $29.9 million for work force reduction, $ 1.5 million for facility consolidations and $7.1 million for other restructuring activities.

Additionally in 1997, special charges of $90.7 million were recorded. Expenditures of $0.6 million in the third quarter of 1999 included $0.5 million for work force reduction and $0.1 million for facilities consolidations. For the first nine months, expenditures totaled $11.5 million, consisting of $4.2 million for work force reduction, $6.1 million for facility consolidations and $1.2 million for other restructuring activities. The remaining balance of restructuring reserves is $16.2 million for the 1999 charges, $11.2 million for the 1998 charges and $5.3 million for the 1997 charges. Accrued costs remaining will be funded with cash flows from operating activities in 1999.

Net cash flow generated by operating activities for the first nine months was $464.5 million. Net cash flows used by investing activities were $418.6 million, primarily due to capital expenditures and investments in acquisitions. The primary investing activities of investments in capital and acquisitions were funded by cash generated from operations and proceeds from the sale of assets.

At the end of the quarter, Honeywell had $1,325 million of committed revolving credit lines with 17 banks. There were no outstanding borrowings against these lines on October 3, 1999. In addition, certain foreign units had $618 million in credit lines available at the end of the third quarter. Honeywell believes its available cash, committed credit lines and access to the public debt markets through commercial paper and medium-term note programs provide adequate short-term and long-term liquidity.

As of October 3, 1999, Honeywell's credit ratings for long-term and short-term debt, respectively, were A/A-1 by Standard and Poor's Corporation, A/D-1 by Duff and Phelps Credit Rating Co. and A2/P-1 by Moody's Investors Service, Inc.

Honeywell has entered into various foreign currency exchange contracts and interest rate swaps to manage its net exposure to changes in currency and interest rate fluctuation. As of October 3, 1999, the notional amount of outstanding foreign exchange contracts was approximately $0.9 billion. The amount of hedging gains and losses deferred was not material at October 3, 1999. The notional amount of outstanding interest rate swaps was $1.2 billion at October 3, 1999.

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

Item 4.  Submission of Matters to a Vote of Security Holders

  At a Special Meeting of Shareowners of Honeywell Inc. held in Minneapolis, Minnesota on September 1, 1999, a proposal to approve the Agreement and Plan of Merger dated June 4, 1999, among AlliedSignal Inc., Honeywell Inc. and a subsidiary of AlliedSignal, and the merger pursuant thereto, was submitted to a vote of the shareowners.

  A majority of the shares represented by proxy or in person at the meeting were voted in favor of the proposal as follows:

For	Withheld	Abstain
97,587,744	1,747,695	526,351

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits:
(12) Computation of Ratio of Earnings to Fixed Charges.
(27) Financial Data Schedule.
(99)(i) Cautionary Statements For Purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995.
(b)	Reports on Form 8-K:
None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HONEYWELL INC.
Date: October 27, 1999	By:	/s/ E. D. GRAYSON E. D. Grayson Vice President and General Counsel

Date: October 27, 1999	By:	/s/ P. M. PALAZZARI P. M. Palazzari Vice President and Controller (Chief Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.		Page No.
12	Computation of Ratio of Earnings to Fixed Charges	i
27	Financial Data Schedule	ii
99(i)	Cautionary Statements For Purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995	iii

QuickLinks

PART I. FINANCIAL INFORMATION

NOTES TO FINANCIAL STATEMENTS

PART II. OTHER INFORMATION

SIGNATURES

INDEX TO EXHIBITS